Form 10-Q
period 1998-03-31
UNITED ROAD SERVICES INC
filed 1998-06-15
CIK 1056562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
          FORM 10-Q   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q


For the period ended                                    March 31, 1998

Commission file number           000-24019

                           United Road Services, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                     94-3278455
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

  8 Automation Lane, Albany, New York                          12205
(Address of principal executive offices)                    (Zip Code)

                                 (518) 446-0140
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class           Shares Outstanding at June 9, 1998
   Common Stock, $ .001 par value                 12,788,477

"SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, and the other statements in this Form 10-Q which are not historical facts, are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, general economic conditions, changes in applicable regulations, including but not limited to various federal, state and local laws and regulations regarding equipment, driver certification, training and recordkeeping and workplace safety, the loss of significant customers and contracts, risks related to the Company's acquisition strategy and its ability to integrate acquired companies, changes in the level of demand for towing and transport services, price changes in response to competitive factors, seasonal variations and the timing of expenditures for new equipment and the disposition of used equipment. The Company does not intend to update these forward looking statements.


                           UNITED ROAD SERVICES, INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998





                                      INDEX

                                                                          PAGE

PART I - FINANCIAL INFORMATION
   ITEM 1   Financial Statements
         Balance Sheets as of March 31, 1998 and December 31, 1997           1
         Statement of Operations for the Three Months Ended March 31, 1998   2
         Statement of Cash Flows for the Three Months Ended March 31, 1998   3
         Notes to Financial Statements                                       4

   ITEM 2   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                          9

PART II - OTHER INFORMATION

      ITEM 2  Changes in Securities and Use of Proceeds

      ITEM 6  Exhibits and Reports on Form 8-K

SIGNATURES



                           UNITED ROAD SERVICES, INC.

                                 Balance Sheets



                                           December 31,  March 31,
               ASSETS                          1997         1998

(Unaudited)
Current assets:
   Cash and cash equivalents                  $49,987     $65,352
   Prepaid expenses                                 -       2,790
     Total current assets                      49,987      68,142

Property and equipment:
   Computer and related equipment                   -     354,472
   Furniture and fixtures                           -      33,810
                                                    -     388,282
   Accumulated depreciation                         -      (1,691)
   Property and equipment, net                      -     386,591
Deferred offering costs                             -     793,248
Deferred acquisition costs                          -     473,250
Deferred financing costs                            -      30,000
Deferred income taxes                               -     153,333
     Total assets                             $49,987  $1,904,564

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Payable to related parties                 $91,874      201,506
   Accounts payable                            62,077    1,303,713
   Total current liabilities                  153,951    1,505,219

Stockholders' equity:
   Common stock, $.001 par value. Authorized
     35,000,000 common shares and 5,000,000
     preferred shares; issued and outstanding
     2,604,000 and 2,822,736 shares at
     December 31, 1997 and March 31, 1998,
     respectively                               2,604       2,823
   Additional paid-in capital                  67,396     802,177
   Accumulated deficit                       (173,964)   (405,655)

      Total stockholders' equity              103,964     399,345
      Total liabilities and stockholders'
         equity                               $49,987  $1,904,564


                 See accompanying notes to financial statements.

                           UNITED ROAD SERVICES, INC.

                             Statement of Operations

                        Three Months Ended March 31, 1998

                                   (Unaudited)


Revenue                                                        $      -

Selling, general and administrative expenses                     389,622

     Loss from operations                                       (389,622)

Other income:
   Interest income                                                 4,598

     Loss before income taxes                                   (385,024)

Income tax benefit                                               153,333

     Net loss                                           $       (231,691)

Per share amounts:
   Basic earnings (loss)                                $           (.08)

   Diluted earnings (loss)                              $           (.08)

See accompanying notes to financial statements.

                            UNITED ROAD SERVICES, INC.

                             Statement of Cash Flows

                        Three Months Ended March 31, 1998

                                   (Unaudited)


Cash flows from operating activities:
   Net loss                                             $(231,691)
   Adjustments to reconcile net loss to net
    cash provided by operating
    activities:
            Depreciation                                    1,691
            Deferred income taxes
                                                        (153,333)
            Increase in prepaid expenses                  (2,790)
            Increase in accounts payable
                                                        1,241,636
      Increase in amounts payable to related parties      109,632
           Net cash provided by operating activities      965,145

Cash flows from investing activities:

   Payments for acquisition costs
                                                        (473,250)
   Purchase of property and equipment
                                                        (388,282)
              Net cash used in investing activities
                                                        (861,532)

Cash flows from financing activities:
   Proceeds from issuance of stock                        735,000
   Payments for offering costs
                                                        (793,248)
   Payments for financing costs
                                                         (30,000)
           Net cash used in financing activities
                                                         (88,248)

Net increase in cash and cash equivalents                  15,365

Cash and cash equivalents at beginning of period           49,987

Cash and cash equivalents at end of period              $  65,352

Supplemental disclosures of cash flows information:
   Cash paid during the period for:
     Interest                                           $ -


     Income taxes                                       $  -


See accompanying notes to financial statements.


                           UNITED ROAD SERVICES, INC.

                     Notes to Unaudited Financial Statements

                                 March 31, 1998


(1)  Description of Business and Summary of Significant Accounting Policies


     (a)  Interim Financial Statements

        The interim financial information included in these financial statements is unaudited but reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the year ending December 31, 1998.

     (b)  Description of Business

        United Road Services, Inc. (formerly Towing America, Inc.), a Delaware corporation, was formed in July 1997 to become a leading national provider of motor vehicle and equipment towing and transport services. United Road Services, Inc. intends to acquire eight businesses, (the "Acquisitions"), seven of which are to close simultaneously with the consummation of an initial public offering ("Offering") of its common stock and one which is expected to close after the Offering. Subsequent to the Offering, United Road Services, Inc. intends to continue to acquire similar companies to expand its national operations.

        All of United Road Services, Inc.'s activities to date relate to the Offering and the Acquisitions. As of March 31, 1998, United Road Services, Inc. had not yet conducted any operations relative to its ultimate intended purpose. United Road Services, Inc. is dependent upon the Offering to execute the pending Acquisitions. United Road Services, Inc. has an absence of a combined operating history and future success is dependent upon a number of factors which include, among others, the ability to integrate operations, reliance on the identification and integration of satisfactory acquisition candidates, reliance on acquisition financing, the ability to manage growth and attract and retain quality management.

     (c)  Income Taxes

        From July 25, 1997 (inception) to December 31, 1997, United Road Services, Inc. elected to file federal and State income tax returns under S-corporation provisions. As such, earnings or losses flow through to the stockholder level. Accordingly, no income tax expense or benefit has been recorded by United Road Services, Inc. as of December 31, 1997.

        Effective January 1, 1998, United Road Services, Inc. elected to file federal and State income tax returns under C-corporation provisions. As a result of United Road Services, Inc. losses for the three month period ended March 31, 1998 and in consideration of anticipated profits resulting from operations subsequent to the Acquisitions, a tax benefit has been recorded at March 31, 1998 at the effective tax rate expected by United Road Services, Inc. for the year ending December 31, 1998.

                           UNITED ROAD SERVICES, INC.

               Notes to Unaudited Financial Statements, Continued


                                 (1) - CONTINUED

                               (D)USE OF ESTIMATES

Management of United Road Services, Inc. has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited interim financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (e)  Per Share Amounts

        Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity (such as stock options).

        The following table provides calculations of both basic and diluted earnings per share:

        Three months ended March 31, 1998
                                              Weighted      Per
                                      Net     average      share
                                     loss      shares      amounts

     Basic                       $ (231,691)  2,822,736   $  (.08)

     Diluted                     $ (231,691)  2,822,736   $  (.08)

        The impact of the United Road Services, Inc. options described in note 2 at March 31, 1998 has not been included in the disclosure of earnings per share as the effect would be antidilutive.

     (f)  Impact of Recently Issued Accounting Standards

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. United Road Services, Inc. adopted SFAS No. 130 during the period ended March 31, 1998, however the adoption of SFAS No. 130 did not have any effect on the reporting and display of financial position, results of operations or cash flows of United Road Services, Inc. There is no difference in the three months ended March 31, 1998 between net income (loss) and comprehensive income.

                           UNITED ROAD SERVICES, INC.

               Notes to Unaudited Financial Statements, Continued


(1) - CONTINUED

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 established standards for the way public companies are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 focuses on a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. United Road Services, Inc. continues to evaluate the provisions of SFAS No. 131.

        In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. United Road Services, Inc. adopted SOP 98-1 as of January 1, 1998. However due to the initial stages of United Road Services, Inc.'s operations, there was no effect on the financial position or results of operations during the three months ended March 31, 1998.

        In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with the company's start-up activities. The effect of adoption is required to be accounted for as a cumulative change in accounting principle. United Road Services, Inc. adopted SOP 98-5 as of January 1, 1998. However due to the initial stages of United Road Services, Inc.'s operations all start-up costs have been expensed during the three months ended March 31, 1998.


(2)  Stockholder's Equity

    United Road Services, Inc. effected a 100-for-one stock split on December 18, 1997 for each share of common stock of United Road Services, Inc. ("Common Stock") then outstanding. In addition United Road Services, Inc. increased the authorized shares of Common Stock to 1,000,000 shares with a $.001 par value. Subsequently, and pursuant to an amended and restated certificate of incorporation of United Road Services, Inc., filed on February 23, 1998, the authorized number of shares have been increased to 40,000,000 (35,000,000 common shares and 5,000,000 preferred shares). Also, on February 23, 1998, United Road Services, Inc. effected a 3.72 for 1 stock split for all outstanding shares of Common Stock. Common Stock has been retroactively reflected in the balance sheets.

                           UNITED ROAD SERVICES, INC.

               Notes to Unaudited Financial Statements, Continued


(2) - CONTINUED

     On December 18, 1997, United Road Services, Inc. authorized the issuance of 188,976 shares pursuant to the terms and conditions of a subscription agreement. At December 31, 1997, United Road Services, Inc. had obtained subscription agreements to purchase all authorized shares of Common Stock. These shares were issued and fully paid on January 1, 1998 for $3.36 per share.

     In January 1998, United Road Services, Inc. issued 29,760 shares of Common Stock to a member of the board of directors for a purchase price of $3.36 per share. In addition, options to purchase 215,000 shares of Common Stock were issued during January and February 1998 to several employees of United Road Services, Inc. and outside consultants. Stock options were issued at a price of $9.00 per share and vest over a three-year period.


(3)  Related Party Transactions

    United Road Services, Inc. is indebted to two of the primary stockholders under unsecured notes, bearing interest at 8.5% per annum. The notes and unpaid interest are included in payable to related parties in the accompanying balance sheets.


(4)  Subsequent Events

     (a) United Road Services, Inc. effected a successful initial public offering on May 1, 1998.

     (b) United Road Services, Inc. has signed definitive agreements to acquire seven companies (Founding Companies) to be effective simultaneously with the Offering and one company, Keystone Towing, Inc., to be acquired after the Offering. The companies to be acquired are:

         Northland Auto Transporters, Inc. and Northland Fleet Leasing, Inc. Falcon Towing and Auto Delivery, Inc.,
         Smith-Christensen Enterprises, Inc. and subsidiary ("City Towing, Inc."
          d/b/a Quality Towing)
         Caron Auto Works, Inc. and Caron Auto Brokers, Inc.
         Absolute Towing and Transporting, Inc.
         ASC Transportation Services and subsidiary ("Auto Service Center" d/b/a
          ASC Truck Service)
         Milne Tow Service
         Keystone Towing, Inc.

                           UNITED ROAD SERVICES, INC.

               Notes to Unaudited Financial Statements, Continued


(4) - CONTINUED

          The aggregate consideration to acquire the Founding Companies is approximately $27.8 million in cash and 2,375,741 in shares of Common Stock. Additionally, upon consummation of the Keystone Towing, Inc. acquisition, the sole stockholder of Keystone Towing, Inc. will receive cash consideration of $4.5 million and 377,624 shares of Common Stock. In addition, United Road Services, Inc. will be obligated to make certain earn-out payments to the stockholders of each Founding Company, and Keystone Towing, Inc., that achieves specified net revenue targets.

          On May 6, 1998, United Road Services, Inc. effectively acquired the Founding Companies as a result of the successful completion of the Offering, as described in note 1(b).

     (c) United Road Services, Inc. has received a commitment for a revolving line of credit of $50 million. The funding is intended to be used for acquisitions, capital expenditures and for general corporate purposes.

     (d) Concurrently with the Acquisitions, United Road Services, Inc. may enter into an agreement with the stockholders to lease the building in United Road Services, Inc.'s operation for negotiated amounts and terms.

     (e) Prior to the Acquisitions, several Founding Companies and Keystone Towing, Inc. intend to make distributions of certain net assets not to exceed approximately $930,000.

     (f) 1998, United Road Services, Inc. signed definitive agreements to acquire all the outstanding common stock of 5-L Corporation ("5-L"), and ADP Transport, Inc. ("ADP"), both Wyoming Corporations, in exchange for an aggregate of approximately $6.0 million, consisting of approximately $2.5 million in cash and 212,023 shares of Common Stock. 5-L's primary business is transporting vehicles throughout the United States. ADP's primary business is guaranteeing vehicle leases. In connection with these acquisitions, the Company entered into employment agreements with certain members of 5-L and ADP management.


 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Item 1 of this Quarterly Report.

Cautionary Statements

From time to time, in written reports and oral statements, management may discuss their expectations regarding United Road Services, Inc.'s future performance. These "forward-looking statements" are based on currently available competitive, financial and economic data and management's operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what management expects.

Overview

United Road Services, Inc. ("United Road") was formed in July 1997 to become a leading national provider of motor vehicle and equipment towing and transport services. Simultaneously with its initial public offering of Common Stock (the "Offering") in May 1998, United Road acquired (the "Acquisitions") seven motor vehicle and equipment towing and transport services companies (the "Founding Companies") and is now one of the largest providers of these services in the United States. The Founding Companies have been in business for periods ranging from ten to 48 years and operate an aggregate of 15 facilities located in six states. United Road has a definitive agreement to acquire an eighth company, Keystone Towing, Inc. ("Keystone") and expects to complete the Keystone acquisition upon municipal approval of a contract assignment. In addition, on June 10, 1998, United Road entered into definitive agreements to acquire 5-L Corporation and ADP Transport, Inc. See "- Liquidity and Capital Resources."

United Road offers a broad range of towing and transport services, including towing, impounding and storing motor vehicles, conducting lien sales and auctions of abandoned vehicles and transporting new and used vehicles and heavy construction equipment. United Road derives revenue from towing and transport services based on distance, time or fixed charges and from related impounding and storage fees. In the event that impounded vehicles are not claimed by their owners within prescribed time periods, United Road is paid from the proceeds of lien sales or auctions. United Road's customers include commercial entities, such as automobile leasing companies, insurance companies, automobile auction companies, automobile dealers, repair shops and fleet operators; law enforcement agencies such as police, sheriff and highway patrol departments; and individual motorists.

Results of Operations - Three Months Ended March 31, 1998

Selling, general and administrative expenses incurred during the three months ended March 31, 1998 are the result of establishing the corporate operations and support to effect the Offering. Such selling, general and administrative expenses consist primarily of corporate officer salaries, operating lease costs associated with the corporate office and other general operating expenses such as clerical, communications and operating supplies.

An income tax benefit was recorded by United Road because management believes that such losses will be recoverable through the generation of taxable income resulting from operations subsequent to the Acquisitions as described in note 4 of the quarterly financial information included herein. The income tax benefit has been recorded at the effective tax rate expected by United Road for the year ending December 31, 1998.

Liquidity and Capital Resources

At March 31, 1998, working capital deficiency was $1,437,077. Since inception, United Road has incurred certain costs associated with the Offering, the Acquisitions and costs related to obtaining a commitment for a revolving line of credit of $50 million. United Road met its cash needs during the first quarter of 1998 primarily through capital provided by its initial investors and through management of trade credit made available by the vendors and service providers assisting in the initial public offering process.

United Road completed its initial public offering of 6,600,000 shares of Common Stock (7,590,000 shares upon exercise of the underwriters' over-allotment option) in May 1998. The net proceeds available to United Road from the Offering of $78.3 million ($90.3 million upon exercise of the underwriters' over-allotment option) were used to pay the cash portion of the purchase price of the Acquisitions, as described in notes 1(b) and 4 of the quarterly financial information included herein, expenses incurred in connection with the Acquisitions, and repayment of certain indebtedness assumed as part of the Acquisitions.

United Road has obtained a commitment for credit facility from a group of financial institutions, for which Bank of America will act as agent, enabling United Road to borrow up to $50 million on a revolving basis (the "Credit Facility"). The Credit Facility terminates three years from closing, at which time all outstanding indebtedness will be due. Borrowings under the Credit Facility accrue interest, at United Road's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% and (ii) Bank of America's reference rate), or (b) the Eurodollar Rate (which is equal to Bank of America's reserve adjusted eurodollar rate plus a margin ranging from 1.5% to 2.5% per annum). The Credit Facility requires United Road to comply with various loan covenants including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, and (iii) restrictions on liens, guarantees, advances and dividends. The Credit Facility is subject to customary drawing conditions. To the extent United Road draws down the Credit Facility to finance capital expenditures, the Company's interest expense for future periods will increase.

United Road's near-term principal sources of cash are (i) net proceeds from the Offering and (ii) availability to borrow under the Credit Facility. The remaining net proceeds of the Offering, together with the Credit Facility, will be used for future acquisitions, capital expenditures, refinancing of outstanding debt and for general corporate purposes, and should enable United Road to fund its day-to-day working capital requirements in the near term.

United Road has selected and is in the process of implementing systems that will enable it to centralize its accounting and financial reporting activities at its headquarters in Albany, New York. In addition, management intends to explore the development of a national dispatch system for its transport operations.

Management estimates that it will make expenditures of approximately $2.0 million (including costs incurred to date which have not been material) in order to install an integrated information system. The vendors of the information software have informed management that the system will be year 2000 compliant. Although United Road expects that it will be required to upgrade and expand this system in the future , management cannot quantify such expenditures at this time.

The Founding Companies spent an aggregate of $2.4 million on purchases of property and equipment, which includes towing and transport vehicles, during the three months ended March 31, 1998. United Road expects to make capital expenditures of an additional $2.3 million during the remainder of 1998.
Sources of liquidity to meet these demands are expected to be generated from earnings and related cash flow.

On June 10, 1998, United Road entered into definitive agreements to acquire all the outstanding common stock of 5-L Corporation ("5-L"), and ADP Transport, Inc. ("ADP"), both Wyoming Corporations, in exchange for an aggregate of approximately $6.0 million, consisting of approximately $2.5 million in cash and 212,023 shares of United Road Common Stock. 5-L's primary business is transporting vehicles throughout the United States. ADP's primary business is guaranteeing vehicle leases.

United Road intends to pursue additional acquisition opportunities and expects to fund future acquisitions through the issuance of additional Common Stock, borrowings under the Credit Facility, and cash flow from operations.

General Economic Conditions and Inflation

United Road's future operating results may be adversely affected by (i) changes in general economic conditions, including various federal, state and local laws and regulations regarding equipment, driver certification, training and recordkeeping and workplace safety, (ii) the loss of significant customers or contracts, (iii) success in integrating acquired companies and future acquisitions, (iv) price changes in response to competitive factors, (v) seasonal variations, and (vi) the timing of expenditures for new equipment and the disposition of used equipment. Although United Road cannot accurately anticipate the effect of inflation on its operations, management believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.



Part II.  OTHER INFORMATION

       Item 2.  Changes in Securities and Use of Proceeds

       Recent Sales of Unregistered Securities

          In January 1998, the Company issued an aggregate of 218,736 shares of Common Stock to private investors, all of whom were accredited investors, for cash consideration of $735,000. Such shares were issued pursuant to Subscription Agreements between the Company and each of the investors.

          The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the share certificates issued in such transactions.

       Certain Information Concerning the Company's Initial Public Offering.

          Set forth below is certain information concerning the Company's initial public offering (the "Offering").

          1. Prior to commencing the Offering, the Company filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission (the "Commission"), pursuant to the Act, in order to register 6,325,000 shares of Common Stock. The Commission file number assigned to the Registration Statement was 333-46925. The Registration Statement was declared effective by the Commission on April 30, 1998. A Registration Statement filed under Rule 462(b) of the Act (the "Rule 462(b) Registration Statement") registered an additional 1,265,000 shares of Common Stock.

          2. The Offering commenced on April 14, 1998 and was completed on May 6, 1998.

          3. The underwriters for the Offering were Donaldson, Lufkin & Jenrette Securities Corporation; Credit Suisse First Boston and BancAmerica Robertson Stephens.

          4. The Registration Statement set forth a "Proposed Maximum Aggregate Offering Price" of $82,225,000. The Rule 462(b) Registration Statement set forth a "Proposed Maximum Aggregate Offering Price" of $16,445,000.

          5. The Company sold in the Offering an aggregate of 7,590,000 shares of Common Stock (including 990,000 shares sold pursuant to exercise of the Underwriters' over-allotment option) at an initial public offering price of $13.00 per share. The aggregate public offering price of the shares sold in the Offering (including the shares sold pursuant to exercise of the underwriters' over-allotment option) was $98,670,000.

          6. During the period from April 30, 1998 (the effective date of the Registration Statement) through May 31, 1998, the total expenses paid by the Company related to the Offering (determined on a cash basis) were $7.4 million. Such expenses consisted of the following:

          a. $6.9 million paid to the underwriters in respect of the underwriting discount and commission; and

          b.  $490,000 of other expenses.

          7. None of the payments described in paragraph 6 above represented a direct or indirect payment to (i) directors, officers or general partners of the Company or to their associates, (ii) persons owning 10% or more of any class of equity securities of the Company or (iii) affiliates of the Company.

          8. After deducting the payments described in paragraph 6 above, the amount of Offering proceeds that remained was $91.3 million. The Company used $33.1 million of such proceeds as follows:

          a. $27.8 million to pay the cash portion of the purchase price of the seven acquisitions consummated simultaneously with the Offering, $12.3 million of which was paid directly or indirectly to persons who are now directors or officers of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"; and

          b. $5.3 million to repay certain indebtedness assumed as part of such acquisitions.

       As of May 31, 1998, the balance of such proceeds was invested in temporary investments consisting of short-term securities.

       Item 5.  Other Information

       Recent Developments

          On June 10, 1998, United Road Services, Inc. signed definitive agreements to acquire all the outstanding common stock of 5-L Corporation ("5-L"), and ADP Transport, Inc. ("ADP"), both Wyoming Corporations, in exchange for an aggregate of approximately $6.0 million, consisting of approximately $2.5 million in cash and 212,023 shares of Common Stock. 5-L's primary business is transporting vehicles throughout the United States. ADP's primary business is guaranteeing vehicle leases. In connection with these acquisitions, the Company entered into employment agreements with certain members of 5-L and ADP management.


       Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits
          (10)  Material Contracts
              Number            Description of Documents
              2.1 Agreement and Plan of Reorganization dated as February 23, 1998, by and among the Company, Northland Auto Transporters, Inc. and the Stockholders named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              2.2 Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Northland Fleet Leasing, Inc. and the Stockholders named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              2.3 Agreement and Plan Reorganization dated as of February 23, 1998, by and among the Company, Falcon Towing and Auto Delivery, Inc. and the Stockholder named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              2.4 Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Smith-Christensen Enterprises, Inc. and City Towing, Inc. and the Stockholders named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              2.5 Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Caron Auto Works, Inc. and the Stockholders named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              2.6 Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Caron Auto Brokers, Inc. and the Stockholders named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              2.7 Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Absolute Towing and Transporting, Inc. and the Stockholder named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              2.8 Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Keystone Towing, Inc. and the Stockholders named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              2.9 Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, ASC Transportation Services, Auto Service Center and the Stockholders named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              2.10 Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Silver State Tow & Recovery, Inc. and the Stockholders named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              2.11 Amendment Number One to Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Keystone Towing, Inc. and the Stockholder named therein (incorporated by reference to the same-numbered Exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              3.2 Amended and Restated Bylaws of the Company (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration
                    No. 333-46925)).

              4.1 Specimen Common Stock Certificate (incorporated by reference to the same-numbered Exhibit to Amendment No. 3 to the Company's Form S-1 Registration Statement (Registration No. 333-46925)).

              10.1 United Road Services, Inc. 1998 Stock Option Plan (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              10.2 Stock Purchase and Restriction Agreement between the Company and Edward T. Sheehan (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              10.3 Executive Employment Agreement between the Company and Edward T. Sheehan (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              10.4 Resignation letter from Mark McKinney in favor of the Company (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-56603)).

              10.5 Resignation letter from Ross Berner in favor of the Company (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-56603)).

              10.6 Executive Employment Agreement between the Company and Allan D. Pass (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              10.7 Executive Employment Agreement between the Company and Donald J. Marr (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              10.8 Executive Employment Agreement between the Company and Edward Morawski (incorporated by reference to the same-numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

              10.9 Consulting Agreement between the Company and Todd Q. Smart (incorporated by reference to the same-numbered Exhibit to Amendment No. 1 to the Company's Form S-1 Registration Statement (Registration No. 333-46925)).

              10.10 Credit Agreement dated as of May 8, 1998 among United Road
                    Services, Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-56603)).

              10.11 Amended and Restated Executive Employment Agreement, dated as of May 1, 1998, between the Company and Donald J. Marr (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-56603)).

              10.12 [Reserved]

              10.13 Form of Registration Rights Agreement between the Company and Stockholders named therein (incorporated by reference to the same-numbered Exhibit to Amendment No. 1 to the Company's Form S-1 Registration Statement (Registration No. 333-46925)).

              10.14 Form of Indemnification Agreement between the Company and each of the Company's executive officers and directors (incorporated by reference to the same-numbered Exhibit to Amendment No. 2 to the Company's Form S-1 Registration Statement (Registration No. 333-46925)).

              10.15 Lease between the Company and Edward Morawski (incorporated by reference to the same-numbered Exhibit to Amendment No. 1 to the Company's Form S-1 Registration Statement (Registration No. 333-46925)).

              10.16 Lease between the Company and Exodus Holdings LLC
                    (incorporated by reference to the same-numbered Exhibit to Amendment No. 1 to the Company's Form S-1 Registration Statement (Registration No. 333-46925)).

              27.1  Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNITED ROAD SERVICES, INC.

                                   Registrant



Date       June 15, 1998           /s/ Edward T. Sheehan
                                   Edward T. Sheehan
                                   Chairman and Chief Executive Officer


Date       June 15, 1998           /s/ Donald P. Marr
                                   Donald P. Marr
                                   Chief Financial Officer