Form 10-Q
period 1998-06-30
UNITED ROAD SERVICES INC
filed 1998-08-14
CIK 1056562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                 FORM 10-Q

(MARK)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                        PERIOD ENDED JUNE 30, 1998.

                                     OR

    [  ]       Transition Report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of  1934.

Commission  File Number  000-24019
                         ---------

                         United Road Services, Inc.
                         --------------------------
           (Exact name of registrant as specified in its charter)


                  Delaware                      94-3278455
                 ----------------------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)         Identification No.)

     8 Automation Lane
     Albany, New York                                  12205
     -------------------------------------------------------
    (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:   (518) 446-0140

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

               Yes    X                 NO
                   ------                  --------

     As of August 10, 1998, the registrant had 14,251,515 shares of common stock issued and outstanding.

                         UNITED ROAD SERVICES, INC.
                         ---------------------------

           Form 10-Q For The Quarterly Period Ended June 30, 1998

          Index                                                  Page

Part I. -  Financial Information
     Item 1  Financial Statements
          Condensed Consolidated Balance Sheets as of
               June 30, 1998 and December 31, 1997                    3

          Condensed Consolidated Statements of Operations
               For the Three Months and Six Months Ended
               June 30, 1998                                          4

          Condensed Consolidated Statement of Cash Flows for
               the Six Months Ended June 30, 1998                     5

          Notes to Condensed Consolidated Financial Statements        6

     Item 2  Management's Discussion and Analysis of  Financial
          Condition and Results of Operations                        11

Part II.  - Other Information
     Item 2    Changes in Securities and Use of Proceeds             14
     Item 5    Other Information                                     15
     Item 6  Exhibits and Reports on Form 8-K                        16
Signatures                                                           17

                UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share amounts)

                                                  June 30,      December 31,
                                                    1998           1997
                                                    -----          -----
ASSETS                                            (Unaudited)
------

Current assets:
     Cash and cash equivalents                       $40,931         $50
     Trade receivables, net                            4,871           -
          Other receivables                            1,267           -
     Prepaid expenses and deposits                     1,454           -
                                                   ---------        ----
          Total current assets                        48,523          50
Property and equipment, net                           18,648           -
Goodwill, net                                         65,650           -
Deferred financing costs, net                            871           -
Other non-current assets                                  44           -
                                                    --------        ----
          Total assets                              $133,736         $50
                                                    ========        ====

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Current portion of long-term debt and
      capitalized leases                              $1,247         $ -
     Notes payable                                       922           -
     Accounts payable                                  4,582          62
     Accrued income taxes                                292           -
     Other accrued liabilities                         2,045           -
     Due to related parties                              798          92
                                                   ---------        ----
          Total current liabilities                    9,886         154
Long-term debt and capitalized lease obligations
    less current portion                               1,156           -
Deferred income taxes                                    811           -
                                                   ---------        ----
          Total liabilities                           11,853         154
                                                   ---------       -----
Stockholders' equity (deficit):
     Preferred stock; 5,000,000 shares authorized;
         no shares issued or outstanding                   -           -
     Common stock, $.001 par value; 35,000,000
        shares authorized; Issued and outstanding
        13,152,381 and 2,604,000 shares at
        June 30, 1998 and December 31, 1997,
        respectively                                      13           3
     Additional paid-in capital                      121,819          67
     Retained earnings (deficit)                          51        (174)
                                                     -------       ------
        Total stockholders' equity (deficit)         121,883        (104)
                                                     -------       ------
        Total liabilities and stockholders'equity   $133,736         $50
                                                    ========       ======

See accompanying notes to condensed consolidated financial statements.

                UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              Six  Months and Three Months Ended June 30, 1998
                                (Unaudited)
                  (In thousands, except per share amounts)

                                             Three Months     Six Months
                                             ------------     ----------

Revenue                                         $8,468            $8,468

Cost of revenue                                  5,458             5,458
Amortization of goodwill                           189               189
Depreciation                                       337               339
Selling, general and administrative expenses     1,940             2,328
                                                ------            ------
        Income  from operations                    544               154

Other income (expense):
     Interest income                               472               477
     Interest expense                             (114)             (114)
                                                 ------            -----


     Income  before income taxes                   902               517

Income tax expense                                 445               292
                                                ------             -----
     Net income                                   $457              $225
                                                ======             =====

Per share amounts:
     Basic earnings                               $.05              $.04
                                                  ====              ====

     Diluted earnings                             $.05              $.04
                                                  ====              ====



See accompanying notes to condensed consolidated financial statements.

                UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       Six Months Ended June 30, 1998
                                (Unaudited)
                               (In thousands)
Cash flows from operating activities:
     Net income                                                          $225
     Adjustments to reconcile net income to net cash provided
          by operating activities:
               Depreciation                                               339
               Amortization of goodwill                                   189
               Amortization of deferred loan costs                         12
            Changes in operating assets and liabilities:
            Increase in trade receivables                                (70)
          Increase in other receivables                                 (629)
          Increase in prepaid expenses and deposits                     (231)
          Increase in other non-current assets                           (44)
          Increase in accounts and notes payable                        2,299
          Increase in accrued income taxes                                292
          Increase in other accrued liabilities                           752
          Increase in amounts payable to related parties                  706

               Net cash provided by operating activities                3,840
                                                                      -------

Cash flows from investing activities:
        Acquisition of companies, net of cash acquired               (42,510)
     Purchase of property and equipment                               (2,378)
                                                                     --------
          Net cash used in investing activities                        44,888
                                                                      -------

Cash flows from financing activities:
     Proceeds from issuance of stock, net                              90,982
     Increase in deferred financing costs                               (883)
     Payments on long-term debt and capital leases                    (8,170)
                                                                   ----------
     Net cash provided by financing activities                         81,929
                                                                   ----------

Net increase in cash and cash equivalents                              40,881
Cash and cash equivalents at beginning of period                           50
                                                                     --------
Cash and cash equivalents at end of period                            $40,931
                                                                     ========
Supplemental disclosure of cash flows information:
     Cash paid during the period for interest                            $61
                                                                     ========
     Warrant issued to lender as partial loan fee                        $471
                                                                     ========

See accompanying notes to condensed consolidated financial statements.

                             UNITED ROAD SERVICES, INC.

            Notes to Unaudited Consolidated Financial Statements

                               June 30, 1998


(1)DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   (a) INTERIMFINANCIALSTATEMENTS
        The interim financial information included in these consolidated financial statements is unaudited but reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the year ending December 31, 1998.

   (b) DescriptionofBusiness

       United Road Services, Inc. (formerly Towing America, Inc.), a Delaware corporation, was formed in July 1997 to become a leading national provider of motor vehicle and equipment towing and transport services. United Road Services, Inc. acquired twelve businesses (the "Acquisitions") through June 30, 1998, seven of which closed simultaneously with the consummation of an initial public offering (the "Offering") of its common stock (the "Common Stock") on May 6, 1998. United Road Services, Inc. intends to continue to acquire similar businesses to expand its national operations.

       Most of United Road Services, Inc.'s activities to date have related to the Offering and the Acquisitions. United Road Services, Inc. has a limited combined operating history and future success is dependent upon a number of factors which include, among others, the ability to integrate operations, reliance on the identification and integration of satisfactory acquisition candidates, the availability of acquisition financing, the ability to manage growth and attract and retain quality management.

  (c) IncomeTaxes

       From July 25, 1997 (inception) to December 31, 1997, United Road Services, Inc. elected to file federal and State income tax returns under S-corporation provisions. As such, earnings or losses flowed through to the stockholder level. Accordingly, no income tax expense or benefit has been recorded by United Road Services, Inc. as of December 31, 1997.

       Effective January 1, 1998, United Road Services, Inc. elected to file federal and State income tax returns under C-corporation provisions. As a result of United Road Services, Inc. profit for the six month period ended June 30, 1998, a tax expense has been recorded at June 30, 1998 at the effective tax rate expected by United Road Services, Inc. for the year ending December 31, 1998.

                         UNITED ROAD SERVICES, INC.

(1) - CONTINUED

  (d) UseofEstimates

       Management of United Road Services, Inc. has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited interim consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (e) PerShareAmounts

       Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity (such as stock options and warrants).

       The following table provides calculations of both basic and diluted earnings per share:

       Three months ended June 30, 1998

                                                         Weighted       Per
                                             Net         average       share
                                            Income        shares      amounts
                                            ------       --------     -------

         Basic                          $    457,000    9,372,725    $    .05
                                          ==========    =========      ======

         Diluted                        $    457,000    9,524,590    $    .05
                                          ==========    =========      ======

       Six months ended June 30, 1998
       ------------------------------
                                                         Weighted       Per
                                             Net         average       share
                                            Income        shares      amounts
                                            ------       --------     -------

         Basic                          $    225,000    6,115,824    $    .04
                                          ==========    =========      ======

         Diluted                        $    225,000    6,230,733    $    .04
                                          ==========    =========      ======

  (f) ImpactofRecentlyIssuedAccountingStandards

       In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. United Road Services, Inc. adopted SFAS No. 130 during the period ended March 31, 1998, however the adoption of SFAS No. 130 did not have any effect on the reporting and display of the financial position, results of operations or cash flows of United Road Services, Inc. There is no difference in the three months and six months ended June 30, 1998 between net income and comprehensive income.

                         UNITED ROAD SERVICES, INC.

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

       In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. United Road Services, Inc. adopted SOP 98-1 as of January 1, 1998. However due to the initial stages of United Road Services, Inc.'s operations, there was no significant effect on its financial position or results of operations during the six months ended June 30, 1998.

       In March 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with the company's start-up activities. The effect of adoption is required to be accounted for as a cumulative change in accounting principle. United Road Services, Inc. adopted SOP 98-5 as of January 1, 1998. However, due to the initial stages of United Road Services, Inc.'s operations, all start-up costs have been expensed.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of SFAS No. 133 on the United Road Services, Inc. consolidated financial statements.


(2)STOCKHOLDERS' EQUITY

   United Road Services, Inc. effected a 100-for-one stock split on December 18, 1997. In addition United Road Services, Inc. increased its authorized shares of Common Stock to 1,000,000 shares with a $.001 par value. Subsequently, and pursuant to an amended and restated certificate of incorporation of United Road Services, Inc., filed on February 23, 1998, the authorized number of shares have been increased to 40,000,000 (35,000,000 common shares and 5,000,000 preferred shares). Also, on February 23, 1998, United Road Services, Inc. effected a 3.72 for 1 stock split. Common Stock has been retroactively reflected in the consolidated balance sheets.

                         UNITED ROAD SERVICES, INC.

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

      In January 1998, United Road Services, Inc. issued 29,760 shares of Common Stock to a member of the board of directors for a purchase price of $3.36 per share. In addition, options to purchase 550,000 shares of Common Stock were granted as of June 30, 1998 to several employees of United Road Services, Inc. and outside consultants. Such stock options were issued at an average exercise price of $12.47 per share and vest over a three-year period.

      On May 6, 1998, United Road Services, Inc. completed its initial public offering of 6,600,000 shares of Common Stock. On May 6, 1998, the Underwriters also exercised their overallotment option to purchase an additional 990,000 shares of Common Stock. The net proceeds to the Company were $91,800,000.

      On May 6, 1998, United Road Services, Inc. issued 2,375,741 shares of Common Stock in conjunction with the acquisition of the Founding Companies.

      During the period June 12, 1998 through June 30, 1998 the Company acquired five additional companies using a combination of Common Stock and cash. The total number of shares issued was 363,904 with a
	recorded fair value of $6,071,853.


(3)   DUE TO RELATED PARTIES

      At December 31, 1997 United Road Services, Inc. was indebted to two of
      its primary stockholders under unsecured notes, bearing interest at	8.5%
      per annum.  The notes and unpaid interest were repaid subsequent to the Offering.  At June 30, 1998 the balance represents amounts owed to former owners of companies acquired being held to offset potential contingencies related to the purchases.

                         UNITED ROAD SERVICES, INC.

(4) SUBSEQUENT EVENTS

      (a) Since June 30, 1998, United Road Services, Inc. has acquired 17 motor vehicle and equipment towing and transport services businesses, including Keystone Towing, Inc., for $25.1 million in cash and 1,099,134 shares of Common Stock, and signed definitive agreements to acquire three additional businesses for total consideration of $5.8 million.

      (b) In connection with its acquisition program, United Road Services, Inc. may enter into agreements with the stockholders of acquired companies to lease buildings in United Road Services, Inc.'s operations for negotiated amounts and terms.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Item 1 of this Quarterly Report.

Cautionary Statements
---------------------

From time to time, in written reports and oral statements, management may discuss their expectations regarding United Road Services, Inc.'s future performance. These "forward-looking statements" are based on currently available competitive, financial and economic data and management's operating plans and involve risks and uncertainties that could render actual results materially different from management's expectations. Such risks and uncertainties include, without limitation, general economic conditions, changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training and recordkeeping and workplace safety, the loss of significant customers and contracts, risks related to the Company's acquisition strategy and its ability to integrate acquired companies, changes in the level of demand for towing and transport services, price changes in response to competitive factors, seasonal variations and the timing of expenditures for new equipment and the disposition of used equipment. Investors must recognize that events could turn out to be significantly different from what management expects.

Overview
--------

United Road Services, Inc. ("United Road" or the "Company") was formed in July 1997 to become a leading national provider of motor vehicle and equipment towing and transport services. Simultaneously with its initial public offering of Common Stock (the "Offering") in May 1998, United Road acquired (the "Founding Company Acquisitions") seven motor vehicle and equipment towing and transport services businesses (the "Founding Companies") and is now one of the largest providers of these services in the United States. The Founding Companies have been in business for periods ranging from ten to 48 years and operate an aggregate of 15 facilities located in six states. In June 1998, United Road acquired five additional motor vehicle and equipment towing and transport services businesses (the "June Acquisitions"). Since June 30, 1998, United Road has acquired 17 motor vehicle and equipment towing and transport services businesses, including Keystone Towing, Inc., and entered into definitive agreements to acquire three additional businesses (the "Subsequent Acquisitions" and together with the Founding Company Acquisitions and the June Acquisitions, the "Acquisitions").

United Road offers a broad range of towing and transport services, including towing, impounding and storing motor vehicles, conducting lien sales and auctions of abandoned vehicles and transporting new and used vehicles and heavy construction equipment. United Road derives revenue from towing and transport services based on distance, time or fixed charges and from related impounding and storage fees. In the event that impounded vehicles are not la ted impounding and storage fees. In the event that impounded vehicles are not claimed by their owners within prescribed time periods, United Road is paid from the proceeds of lien sales or auctions. United Road's customers include commercial entities, such as automobile leasing companies, insurance companies, automobile auction companies, automobile dealers, repair shops and fleet operators; law enforcement agencies such as police, sheriff and highway patrol departments; and individual motorists.

Results of Operations - Three Months Ended June 30, 1998
--------------------------------------------------------

Revenue was $8.5 million for the three months ended June 30, 1998. Cost of revenue was $6.0 million, or 70.7% of revenue, for the three months ended June 30, 1998, consisting primarily of $3.6 million in labor and subcontractor costs, resulting in a gross profit of $2.5 million or 29.3% of revenue.

Selling, general and administrative expenses were $1.9 million or 22.9% of revenue for the three months ended June 30, 1998 consisting primarily of $1.0 million in salary and wages, resulting in income from operations of $544,000 or 6.4% of revenue. Other income (expense) was $358,000 or 4.3% of revenue for the three months ended June 30, 1998 consisting primarily of $472,000 of interest income.

Results of Operations - Six Months Ended June 30, 1998
------------------------------------------------------

Revenue was $8.5 million for the six months ended June 30, 1998. Cost of revenue was $6.0 million or 70.7% of revenue for the six months ended June 30, 1998, consisting primarily of $3.6 million in labor and subcontractor costs, resulting in a gross profit of $2.5 million or 29.3% of revenue.

Selling, general and administrative expenses was $2.3 million or 27.5% of revenue for the six months ended June 30, 1998, consisting primarily of $1.0 million in salary and wages, resulting in income from operations of $154,000 or 1.8% of revenue. Other income (expense) was $363,000 or 4.3% of revenue for the six months ended June 30, 1998, consisting primarily of $477,000 of interest income.

Liquidity and Capital Resources
-------------------------------

At June 30, 1998, working capital was $38.6 million. Through June 30, 1998, United Road incurred certain costs associated with the Offering, the Acquisitions and costs related to obtaining a commitment for a revolving Credit Facility of $50 million. United Road met its cash needs during the second quarter of 1998 primarily through capital provided by the Offering.

United Road completed the Offering of 6,600,000 shares of Common Stock (7,590,000 shares upon exercise of the underwriters' over-allotment option) in May 1998. A portion of the net proceeds available to United Road from the Offering (which proceeds equalled $78.3 million or $91.8 million upon exercise of the underwriters' over-allotment option) were used to pay the cash portion of the purchase price of the Founding Company Acquisitions and the June Acquisitions, as described in notes 1(b) and 4 of the quarterly financial information included herein, expenses incurred in connection with the Acquisitions, and repayment of certain indebtedness assumed as part of the Acquisitions.

United Road has a $50 million revolving credit facility with a group of financial institutions, for which Bank of America is acting as agent (the "Credit Facility"). The Credit Facility terminates in June 2001, at which time all outstanding indebtedness will be due. Borrowings under the Credit Facility accrue interest, at United Road's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus
0.5% and (ii) Bank of America's reference rate), or (b) the Eurodollar Rate (which is equal to Bank of America's reserve adjusted eurodollar rate plus a margin ranging from 1.5% to 2.5% per annum). The obligations of United Road under the Credit Facility are guaranteed by each of its subsidiaries. The obligations of United Road and its subsidiaries under the Credit Facility and related guarantees are secured by substantially all of the assets of United Road, the assets of the subsidiaries and the stock of the subsidiaries. The Credit Facility requires United Road to comply with various loan covenants including (i) maintenance of certain financial ratio nal indebtedness, and (iii) restrictions on liens, guarantees, advances and dividends. The Credit Facility is subject to customary drawing conditions. United Road has not yet borrowed any amounts under the Credit Facility. To the extent United Road draws down the Credit Facility to finance capital expenditures, the Company's interest expense for future periods will increase. In connection with the Credit Facility, the Company issued to Bank of America National Trust and Savings Association a warrant to purchase 117,789 shares of Common Stock at an exercise price of $13.00 per share. The warrant expires on June 16, 2003.

United Road's near-term principal sources of cash are (i) net proceeds from the Offering, (ii) borrowings under the Credit Facility and (iii) results from operations. These sources of cash will be used for future acquisitions, capital expenditures, refinancing of outstanding debt and for general corporate purposes, and should enable United Road to fund its day-to-day working capital requirements in the near term.

United Road is in the process of implementing systems that will enable it to centralize its accounting and financial reporting activities at its headquarters in Albany, New York. In addition, management intends to develop a national dispatch system for its transport operations.

Management estimates that it will make expenditures of approximately $3.2 million in 1998 in order to install an integrated information system. The vendors of the information software have informed management that the system will be year 2000 compliant. Although United Road expects that it will be required to upgrade and expand this system in the future, management cannot quantify such expenditures at this time.

The Founding Companies spent an aggregate of $2.4 million on purchases of property and equipment, which includes towing and transport vehicles, during the three months ended March 31, 1998. United Road spent $2.4 million on purchases of property and equipment (including amounts spent in connection with installation of the integrated information system) for the six months ended June 30, 1998. United Road expects to make capital expenditures of an additional $3.0 million during the remainder of 1998. Sources of liquidity to meet these demands are expected to be generated from earnings and related cash flow.

United Road intends to pursue additional acquisition opportunities and expects to fund future acquisitions through the issuance of additional Common Stock, borrowings under the Credit Facility, and cash flow from operations. There can be no assurance that any such financing will be available on terms satisfactory to United Road or at all.

General Economic Conditions and Inflation
-----------------------------------------

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

Part II.  OTHER INFORMATION
          -----------------

     Item 2    Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities
     ---------------------------------------

     On May 6, 1998, the Company issued an aggregate of 2,375,741 shares of Common Stock to private investors, all of whom were accredited investors, in connection with the Company's acquisitions of Northland Auto Transporters, Inc., Northland Fleet Leasing, Inc., Falcon Towing and Auto Delivery, Inc., Smith Christensen Enterprises, Inc., Caron Auto Works, Inc., Caron Auto Brokers, Inc., Absolute Towing and Transporting, Inc., ASC Transportation Services, and Silver State Tow & Recovery, Inc.

     On June 12, 1998, the Company issued an aggregate of 212,023 shares of Common Stock to private investors, all of whom were accredited investors, in connection with the Company's acquisition of 5L Corporation and ADP Transport, Inc.

     On June 22, 1998, the Company issued an aggregate of 93,902 shares of Common Stock to private investors, all of whom were accredited, in connection with the Company's acquisition of D&M Auto Towing, Inc.

     On June 29, 1998, the Company issued an aggregate of 35,956 shares of Common Stock to private investors, all of whom were accredited, in connection with the Company's acquisition of Rouse's Body Shop, Inc.

     On June 30, 1998, the Company issued an aggregate of 22,023 shares of Common Stock to private investors, all of whom were accredited, in connection with the Company's acquisition of Northshore Towing, Inc., Northshore Recycling Inc. and Evanston Reliable Maintenance, Inc.

     On June 16, 1998, the Company issued a warrant to purchase 117,789 shares of Common Stock at $13.00 per share to Bank of America National Trust and Savings Association, an accredited investor, in connection with the Credit Facility. The warrant expires on June 16, 2003.

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

Certain Information Concerning the Company's Initial Public Offering
--------------------------------------------------------------------

     Set forth below is certain information concerning the Company's initial public offering ("the "Offering").

     1. During the period from April 30, 1998 (the effective date of the Registration Statement) through June 30, 1998, the total expenses paid by the Company related to the Offering (determined on a cash basis) were $8.0 million. Such expenses consisted of the following:

          a. $6.9 million paid to the underwriters in respect of the underwriting discount and commission; and

          b.   $1.1 million of other expenses.


     2. None of the payments described in paragraph 1 above represented a direct or indirect payment to (i) directors, officers or general partners of the Company or to their associates, (ii) persons owning 10% or more of any class of equity securities of the Company or (iii) affiliates of the Company.

     3. After deducting the payments described in paragraph 1 above, the amount of Offering proceeds that remained was $90.7 million. The Company used $48.7 million of such proceeds as follows:

          a. $27.8 million to pay the cash portion of the purchase price of the seven acquisitions consummated simultaneously with the Offering (the "Founding Company Acquisitions"), $12.3 million of which was paid directly or indirectly to persons who are now directors or officers of the Company;

          b. $7.2 million to repay certain indebtedness assumed as part of the Founding Company Acquisitions.

          c. $12.1 million to pay the cash portion of the purchase price of five acquisitions consummated in June 1998 (the "June Acquisitions") none of which was paid directly or indirectly to persons who are now directors or officers of the Company;

          d. $1.0 million to repay certain indebtedness assumed as part of the June Acquisitions; and

          e. $612,000 to pay expenses related to the Founding Company Acquisitions and the June Acquisitions.

As of June 30, 1998, the balance of such proceeds was invested in temporary investments consisting of short-term securities.

Item 5.   Other Information

     Effective June 3, 1998, Ross Berner and Mark McKinney resigned as directors and officers of the Company. Effective June 16, 1998, Richard A. Molyneux was appointed to the Board of Directors to fill one of the vacancies caused by such resignations and Robert Joseph Adams, Jr. was appointed Chief Acquisition Officer of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Number    Description of Documents
-------   ------------------------

10.1 Credit Agreement dated as of May 8, 1998 among the Company, various financial institutions and Bank of America National Trust and Savings Association, as Agent (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Reg. No. 333-56603)).

10.2 First Amendment to Credit Agreement dated June 26, 1998 among the Company, various financial institutions and Bank of America National Trust and Savings Association, as Agent.

10.3 Second Amendment to Credit Agreement dated July 15, 1998 among the Company, various financial institutions and Bank of America National Trust and Savings Association, as Agent.

10.4 Amended and Restated Employment Agreement dated as of May 1, 1998 between the Company and Donald J. Marr (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Reg. No. 333-56603)).

10.5 Resignation letter from Mark McKinney in favor of the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Reg. No. 333-56603)).

10.6 Resignation letter from Ross Berner in favor of the Company (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Reg. No. 333-56603)).

10.7 Employment Agreement dated as of June 1, 1998 between the Company and Robert Joseph Adams, Jr.

11.1      Statement re computation of per share earnings

27.1      Financial data schedule

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED ROAD SERVICES, INC.
                                          Registrant



Date       August 10, 1998               /s/ Edward T. Sheehan
           ---------------------         ---------------------------
                                          Edward T. Sheehan
                                          Chairman and Chief Executive
                                          Officer


Date       August 10, 1998                /s/ Donald J. Marr
           ---------------------          ---------------------------
                                          Donald J. Marr
                                          Chief Financial Officer