Form 10-Q
period 1998-09-30
UNITED ROAD SERVICES INC
filed 1998-11-16
CIK 1056562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                  FORM 10-Q

(MARK)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      PERIOD ENDED SEPTEMBER 30, 1998.

                                     OR

     [  ]       Transition Report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of  1934.

Commission  File Number  000-24019
                         ---------

                         United Road Services, Inc.
           (Exact name of registrant as specified in its charter)


                  Delaware                      94-3278455
          (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)        Identification No.)

     8 Automation Lane
     Albany, New York                                  12205
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (518) 446-0140

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

               Yes    X                 No_____

     As of November 12, 1998, the registrant had 14,538,730 shares of common stock issued and outstanding.

                         UNITED ROAD SERVICES, INC.

          Form 10-Q For The Quarterly Period Ended September 30, 1998

          Index                                                  Page

Part I.   Financial Information
     Item 1  Financial Statements
          Condensed Consolidated Balance Sheets as of
               September 30, 1998 and December 31, 1997          3

          Condensed Consolidated Statements of Operations
               For the Three  Months and Nine Months Ended
               September 30, 1998                                4

          Condensed Consolidated Statement of Cash Flows for
               the Nine Months Ended September 30, 1998          5

          Notes to Condensed Consolidated Financial Statements   6

     Item 2  Management's Discussion and Analysis of  Financial
          Condition and Results of Operations                    11

Part II.  Other Information
     Item 2    Changes in Securities and Use of Proceeds         15
     Item 5    Other Information                                 16
     Item 6  Exhibits and Reports on Form 8-K                    17

Signatures                                                       18

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                             September 30,      December 31,
                                                  1998              1997
ASSETS                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                     $    2,290         $50
     Trade receivables, net                            14,779           -
     Other receivables                                  1,040           -
     Prepaid expenses and deposits                      2,317           -
									-------	   ----
          Total current assets                         20,426          50
Property and equipment, net                            37,092           -
Goodwill, net                                         137,516           -
Deferred financing costs, net                             997           -
Other non-current assets                                  597           -
									-------	   ----
          Total assets                               $196,628         $50
									-------	   ----
									-------	   ----

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of capitalized leases          $   1,435       $  -
     Notes payable                                        170          -
     Accounts payable                                  10,011         62
     Accrued income taxes                                 616          -
     Other accrued liabilities                          4,245          -
     Due to related parties                             2,198         92
     Deferred income taxes                                516          -
                                             		  -----	   ---
          Total current liabilities                    19,191        154

Credit facility borrowings                             26,000          -
Capitalized lease obligations less
     current portion                                    2,253          -
Deferred income taxes                                   2,736          -
									-------	   ---
          Total liabilities                            50,180        154
                                             		------	   ---
Stockholders' equity (deficit):

     Preferred stock; 5,000,000 shares authorized; no shares
          issued or outstanding                            -           -
     Common stock, $.001 par value; 35,000,000 shares
          authorized;
          Issued and outstanding 14,497,384 and 2,604,000
          shares at September 30, 1998 and December 31,
          1997, respectively                                  14       3
     Additional paid-in capital                          144,413      67
     Retained earnings (deficit)                           2,021    (174)
									   -------    -----
          Total stockholders' equity (deficit)           146,448    (104)
									   -------    -----
          Total liabilities and stockholders' equity    $196,628    $ 50
                                                	  --------    ----
                                             		  --------    ----

See accompanying notes to condensed consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             Three  Months and Nine Months Ended September 30, 1998
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                             Three Months     Nine Months

Revenue                                           $36,374        $44,842

Cost of revenue                                    25,307         30,765
Amortization of goodwill                              694            883
Depreciation                                          969          1,308
Selling, general and administrative expenses        5,237          7,565
                                        		   ------         ------
     Income  from operations                        4,167          4,321

Other income (expense):
     Interest income                                  138            615
     Interest expense                                (412)          (526)
								   -------         ------


     Income  before income taxes                     3,893        4,410

Income tax expense                                   1,923        2,215

     Net income                                     $1,970       $2,195
								    ------ 	     ------
								    ------       ------

Per share amounts:
     Basic earnings                                  $.14         $  .25
                                        		    -----        -------
                                   		          -----	     -------
     Diluted earnings                               $.14          $  .25
                                         		    -----        -------
                                         		    -----        -------

See accompanying notes to condensed consolidated financial statements.

                     UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        Nine months ended September 30, 1998
                                     (Unaudited)
                                   (In thousands)
Cash flows from operating activities:
     Net income                                                  $2,195
     Adjustments to reconcile net income to net cash provided
     by operating activities:
          Depreciation                                            1,308
          Amortization of goodwill                                  883
          Amortization of deferred loan costs                        96
          Deferred income taxes                                     516
 Changes in operating assets and liabilities, net of effects of acquisitions:
          Increase in trade receivables                           (3,994)
          Decrease in other receivables                            1,081
          Decrease in prepaid expenses and deposits                   79
          Increase in other non-current assets                      (186)
          Increase in accounts and notes payable                   2,367
          Increase in accrued income taxes                           616
          Decrease in other accrued liabilities                     (127)
                                                      															-------

               Net cash provided by operating activities           4,834
 											------

Cash flows from investing activities:
     Acquisition of companies, net of cash acquired              (95,336)
     Purchase of property and equipment                           (5,127)
     Amounts related to acquisitions payable to related parties    2,106
                                                       		------

               Net cash used in investing activities             (98,357)
                                         				     --------

Cash flows from financing activities:
     Proceeds from issuance of stock, net                         90,982
     Borrowings on credit facility                                26,000
     Payment of  deferred financing costs                           (622)
     Payments on long-term debt and capital leases               (20,597)
                                          			     -------

               Net cash provided by financing activities          95,763
                                                  		     -------

Net increase in cash and cash equivalents                          2,240
Cash and cash equivalents at beginning of period                      50
											------
Cash and cash equivalents at end of period                    $    2,290
				                                 		------												------


Supplemental disclosure of cash flows information:
     Cash paid during the period for interest                 $      169
										      ------
                                                      	      ------
     Warrant issued to lender as partial loan fee             $      471
                                                  			------
                                                       		------


See accompanying notes to condensed consolidated financial statements.

                             UNITED ROAD SERVICES, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                               September 30, 1998


(1)Description of Business and Summary of Significant Accounting Policies

   ~
   ~ ~(a) Interim~Financial~Statements
   ~
       ~
       ~The interim financial information included in these condensed consolidated financial statements is unaudited but reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the year ending December 31, 1998.

~(b) Description~of~Business
~
       United Road Services, Inc., a Delaware corporation, was formed in July 1997 to become a leading national provider of motor vehicle and equipment towing and transport services. From inception through September 30, 1998, United Road Services, Inc. acquired thirty-three businesses (the "Acquisitions"), seven of which (the "Founding Companies") were acquired simultaneously with the consummation of an initial public offering (the "Offering") of its common stock (the "Common Stock") on May 6, 1998.

       United Road Services, Inc. commenced operations when it acquired the Founding Companies on May 6, 1998. As such, it has a limited combined operating history and future success is dependent upon a number of factors which include, among others, the ability to integrate operations, reliance on the identification and integration of satisfactory acquisition candidates, the availability of acquisition financing, and the ability to manage growth and attract and retain quality management.

~(c) Income~Taxes
~
       From July 25, 1997 (inception) to December 31, 1997, United Road Services, Inc. elected to file federal and State income tax returns under S-corporation provisions. As such, earnings or losses flowed through to the stockholder level. Accordingly, no income tax expense or benefit has been recorded by United Road Services, Inc. as of December 31, 1997.

       Effective January 1, 1998, United Road Services, Inc. elected to file federal and State income tax returns under C-corporation provisions. As a result of United Road Services, Inc. profit for the nine month period ended September 30, 1998, a tax expense has been recorded at September 30, 1998 at the effective tax rate expected by United Road Services, Inc. for the year ending December 31, 1998.

                           UNITED ROAD SERVICES, INC.

                                  (Unaudited)

(1) - Continued

~(d) Use~of~Estimates
~
       Management of United Road Services, Inc. has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited interim consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

~(e) Per~Share~Amounts
~
       Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity (such as stock options and warrants).

       The following table provides calculations of both basic and diluted earnings per share:

Three months ended September 30, 1998
-------------------------------------
                                                         Weighted       Per
                                             Net         average       share
                                            Income        shares      amounts
                                            -------      --------     -------

         Basic                            $ 1,970,000   14,079,898   $   .14
                                          -----------   ----------    -------
                                          -----------   ----------    -------

         Diluted                          $ 1,970,000   14,267,622  $    .14
                                           ----------   ----------    -------
                                           ----------   ----------    -------

       Nine months ended September 30, 1998
       ------------------------------------
                                                         Weighted       Per
                                             Net         average       share
                                            Income        shares      amounts
                                           --------      --------     -------
         Basic                            $2,195,000    8,799,686   $     .25
                                          ----------    ---------     -------
                                          ----------    ---------     -------

         Diluted                          $2,195,000    8,937,442   $     .25
                                          ----------    ---------     -------
                                          ----------    ---------     -------


~(f) Impact~of~Recently~Issued~Accounting~Standards
~
       In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. United Road Services, Inc. adopted SFAS No. 130 during the period ended March 31, 1998, however the adoption of SFAS No. 130 did not have any effect on the reporting and display of the financial position, results of operations or cash flows of United Road Services, Inc. There is no difference in the three months and nine months ended September 30, 1998 between net income and comprehensive income.

                         UNITED ROAD SERVICES, INC.

(Unaudited)

(1) - Continued

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 established standards for the way public companies are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 focuses on a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. United Road Services, Inc. continues to evaluate the provisions of SFAS No. 131 and will adopt SFAS No. 131 as of and for the period ending December 31, 1998.

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

       In March 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with the company's start-up activities. The effect of adoption is required to be accounted for as a cumulative change in accounting principle. United Road Services, Inc. adopted SOP 98-5 as of January 1, 1998. Since January 1, 1998, all start-up costs as defined under SOP 98-5 have been expensed.

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


(2) Stockholders' Equity

   United Road Services, Inc. effected a 100-for-one stock split on December 18, 1997. In addition, United Road Services, Inc. increased its authorized shares of Common Stock to 1,000,000 shares with a $.001 par value. Subsequently, and pursuant to an amended and restated certificate of incorporation of United Road Services, Inc., filed on February 23, 1998, the authorized number of shares have been increased to 40,000,000 (35,000,000 common shares and 5,000,000 preferred shares). Also, on February 23, 1998, United Road Services, Inc. effected a 3.72 for 1 stock split. Common Stock has been retroactively reflected in the condensed consolidated financial statements.

                        UNITED ROAD SERVICES, INC.

(Unaudited)


(2) - Continued
   On December 18, 1997, United Road Services, Inc. authorized the issuance of 188,976 shares of Common Stock pursuant to the terms and conditions of a subscription agreement. At December 31, 1997, United Road Services, Inc. had obtained subscription agreements to purchase all of such shares of Common Stock. These shares were issued and fully paid on January 1, 1998 for $3.36 per share.

   In January 1998, United Road Services, Inc. issued 29,760 shares of Common Stock to a member of the board of directors for a purchase price of $3.36 per share. In addition, options to purchase 669,350 shares of Common Stock were granted as of September 30, 1998 to officers, directors and employees of United Road Services, Inc. Such stock options were issued at an average exercise price of $13.46 per share and vest over a three-year period.

   On May 6, 1998, United Road Services, Inc. completed its initial public offering of 6,600,000 shares of Common Stock. On May 6, 1998, the Underwriters also exercised their overallotment option to purchase an additional 990,000 shares of Common Stock. The proceeds to the Company, net of underwriters' discount and commission, were $91,800,000.

   On May 6, 1998, United Road Services, Inc. issued 2,375,741 shares of Common Stock in conjunction with the acquisition of the Founding Companies.

   During the period from May 7, 1998 through September 30, 1998 the Company acquired 26 other businesses using a combination of Common Stock and cash. The total number of shares issued in connection with these acquisitions was 1,708,907 with a recorded fair value of $28.8 million.


(3)Due to Related Parties

   At December 31, 1997 United Road Services, Inc. was indebted to two of its primary stockholders under unsecured notes, bearing interest at 8.5% per annum. The notes and unpaid interest were repaid subsequent to the Offering. At September 30, 1998 the balance represents amounts owed to former owners of companies acquired being held to offset potential contingencies related to the purchases.

                        UNITED ROAD SERVICES, INC.

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

(4)   Acquisitions

   On May 6, 1998, United Road Services, Inc. acquired the seven businesses referred to as the Founding Companies. Between May 7, 1998 and September 30, 1998, United Road Services, Inc. acquired 26 other businesses for aggregate consideration (excluding assumed indebtedness) of approximately $63.7 million in cash and 1,708,907 shares of Common Stock with a recorded value of $28.8 million. The acquired companies are located throughout the United States, with the majority located in the Western region of the country. These companies are engaged in the business of motor vehicle and equipment towing, recovery and transport services. The acquisitions have been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the assets acquired of $83.7 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

   The following unaudited pro forma financial information presents the combined results of operations of United Road Services, Inc. as if all the acquisitions that were completed through September 30, 1998 had occurred as of the beginning of the period presented, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, agreed-upon reductions in salaries and bonuses to former shareholders and related income tax effects. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had a single entity operated during such periods.

                           Year ended         Nine months ended
                        December 31, 1997    September 30, 1998
                        ------------------   ------------------

Net revenue                     $139,209               $121,567
                                --------               --------
                                --------               --------

Net income                      $  5,693              $   6,948
                                --------              ---------
                                --------              ---------

Diluted net income per share   $   0.59                     .72
                               --------               ---------
                               --------               ---------


(5) Subsequent Events~
   ~
   (a) Since September 30, 1998, United Road Services, Inc. has acquired three motor vehicle and equipment towing, recovery and transport services businesses, for aggregate consideration (excluding assumed indebtedness) of $4.5 million in cash and 41,346 shares of Common Stock.~
     ~ ~
     ~ (b)  In connection with its acquisition program, United Road
          Services, Inc. may enter into agreements with the stockholders of acquired companies to lease buildings for use in United Road Services, Inc.' s continuing operations for negotiated amounts and terms.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Item 1 of this Quarterly Report.

Cautionary Statements
---------------------

From time to time, in written reports and oral statements, management may discuss their expectations regarding United Road Services, Inc.' s future performance. These "forward-looking statements" are based on currently available competitive, financial and economic data and management's operating plans and involve risks and uncertainties that could render actual results materially different from management's expectations. Such risks and uncertainties include, without limitation, general economic conditions, changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training and recordkeeping and workplace safety, the loss of significant customers and contracts, risks related to the Company's acquisition strategy and its ability to integrate acquired companies, changes in the level of demand for towing and transport services, price changes in response to competitive factors, seasonal variations and the timing of expenditures for new equipment and the disposition of used equipment. Investors must recognize that events could turn out to be significantly different from what management expects.

Overview
--------

United Road Services, Inc. ("United Road" or the "Company") was formed in July 1997 to become a leading national provider of motor vehicle and equipment towing and transport services. Simultaneously with its initial public offering of Common Stock (the "Offering") in May 1998, United Road acquired (the "Founding Company Acquisitions") seven motor vehicle and equipment towing and transport services businesses (the "Founding Companies") and is now one of the largest providers of these services in the United States. During the month of June 1998, United Road acquired five additional motor vehicle and equipment towing, recovery and transport service businesses. From July 1 through September 30, 1998, the Company acquired 21 other motor vehicle and equipment towing, recovery and transport businesses (including Keystone Towing, Inc.) (the "Third Quarter Acquisitions"). Since September 30, 1998, United Road has acquired three additional motor vehicle and equipment towing and transport services businesses (all of the foregoing acquisitions being referred to herein as the "Acquisitions").

United Road offers a broad range of towing, recovery and transport services, including towing, impounding and storing motor vehicles, conducting lien sales and auctions of abandoned vehicles, recovering heavy-duty commercial vehicles and transporting new and used vehicles and heavy construction equipment. The Company derives revenue from towing and transport services based on distance, time or fixed charges and from related impounding and storage fees. In the event that impounded vehicles are not claimed by their owners within prescribed time periods, United Road is paid from the proceeds of lien sales or auctions. United Road's customers include commercial entities, such as automobile leasing companies, insurance companies, automobile auction companies, automobile dealers, repair shops and fleet operators; law enforcement agencies such as police, sheriff and highway patrol departments; and individual motorists.

Results of Operations - Three Months Ended September 30, 1998
-------------------------------------------------------------

Revenue was $36.4 million for the three months ended September 30, 1998. Cost of revenue was $25.3 million, or 69.6% of revenue, for the three months ended September 30, 1998, consisting primarily of $12.4 million in labor and subcontractor costs, resulting in a gross profit, including depreciation and amortization of goodwill, of $9.4 million or 25.9% of revenue.

Selling, general and administrative expenses were $5.2 million, or 14.4% of revenue, for the three months ended September 30, 1998, consisting primarily of $2.8 million in salary and wages, resulting in income from operations of $4.2 million, or 11.5% of revenue. Other income (expense) was ($274,000), or 0.8 % of revenue, for the three months ended September 30, 1998, consisting primarily of $412,000 of interest expense.

Results of Operations - Nine months ended September 30, 1998
------------------------------------------------------------

Revenue was $44.8 million for the nine months ended September 30, 1998. Cost of revenue was $30.8 million, or 68.6% of revenue, for the nine months ended September 30, 1998, consisting primarily of $13.8 million in labor and subcontractor costs, resulting in a gross profit, including depreciation and amortization, of $11.9 million or 26.5% of revenue.

Selling, general and administrative expenses were $7.6 million, or 16.9% of revenue, for the nine months ended September 30, 1998, consisting primarily of $3.8 million in salary and wages, resulting in income from operations of $4.3 million or 9.6% of revenue. Other income (expense) was $89,000, or 0.2% of revenue, for the nine months ended September 30, 1998, consisting of $615,000 of interest income and $526,000 of interest expense.

Liquidity and Capital Resources
-------------------------------

During the third quarter of 1998, United Road incurred costs associated with its operations and its acquisition program. These cash needs were met primarily through capital provided by the Offering and bank borrowings. At September 30, 1998, working capital was $1.2 million.

The Company completed its Offering of 6,600,000 shares of Common Stock (7,590,000 shares upon exercise of the underwriters' over-allotment option) in May 1998. A portion of the net proceeds available to United Road from the Offering (which proceeds totaled $91.8 million after giving effect to exercise of the underwriters' over-allotment option) were used to pay the cash portion of the purchase price for the Third Quarter Acquisitions, as described in notes 1(b) and 4 of the quarterly financial information included herein, expenses incurred in connection with the Third Quarter Acquisitions, and the repayment of certain indebtedness assumed as part of the Acquisitions.

In May 1998, United Road obtained a $50 million revolving credit facility with a group of financial institutions (the "Credit Facility"). On November 2, 1998, the Credit Facility was expanded to an amount not to exceed $100.0 million. As of the date of this Report, the Company has obtained commitments to fund up to $90.0 million under the Credit Facility. The Credit Facility terminates in October 2001, at which time all outstanding indebtedness will be due. Borrowings under the Credit Facility accrue interest, at United Road's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate ~plus~0.5% and (ii) Bank of America's reference rate), or (b) the Eurodollar Rate (which is equal to Bank of America's reserve adjusted eurodollar rate ~plus~a margin ranging from 1.5% to 2.5% per annum). The obligations of United Road under the Credit Facility are guaranteed by each of its subsidiaries. The obligations of United Road and its subsidiaries under the Credit Facility and related guarantees are secured by substantially all of the assets of United Road, the assets of the subsidiaries and the stock of the subsidiaries. The Credit Facility requires United Road to comply with various loan covenants including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, and (iii) restrictions on liens, guarantees, advances and dividends. The Credit Facility is subject to customary drawing conditions. At September 30, 1998, United Road had borrowed $26.0 million under the Credit Facility. In connection with the Credit Facility, the Company issued to Bank of America National Trust and Savings Association a warrant to purchase 117,789 shares of Common Stock at an exercise price of $13.00 per share. The warrant expires on June 16, 2003.

United Road's near-term principal sources of cash are cash flow from operations and borrowings under the Credit Facility. These sources of cash will be used for future acquisitions, capital expenditures, refinancing of outstanding debt and for general corporate purposes, and should enable United Road to fund its day-to-day working capital requirements in the near term.

United Road has centralized its accounting and financial reporting activities at its headquarters in Albany, New York. In addition, management is in process of developing a national dispatch system for its transport operations.

To date, the Company has spent approximately $3.2 million to install its integrated information system. Management estimates that the Company will spend an additional $2.3 million on installation of the integrated information system during the remainder of 1998. The vendors of the information software have informed management that the system will be year 2000 compliant. Although United Road expects that it will be required to upgrade and expand this system in the future, management cannot quantify such expenditures at this time.

United Road spent $5.1 million on purchases of property and equipment (including amounts spent in connection with installation of the integrated information system) for the nine months ended September 30, 1998. United Road expects to make capital expenditures of an additional $3.9 million during the remainder of 1998. Sources of liquidity to meet these demands are expected to be generated from earnings and related cash flow.

United Road intends to continue to pursue additional acquisition opportunities and expects to fund future acquisitions through the issuance of additional Common Stock, borrowings under the Credit Facility, and cash flow from operations. There can be no assurance that any such financing will be available on terms satisfactory to United Road or at all.

General Economic Conditions and Inflation
-----------------------------------------

United Road's future operating results may be adversely affected by (i) changes in general economic conditions, including various federal, state and local laws and regulations regarding equipment, driver certification, training and recordkeeping and workplace safety, (ii) the loss of significant customers or contracts, (iii) success in integrating acquired companies and future acquisitions, (iv) price changes in response to competitive factors, (v) seasonal variations, and (vi) the timing of expenditures for new equipment and the disposition of used equipment. Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.

Year 2000 Compliance
--------------------

There has been a great deal of public discussion regarding the ''year 2000 problem.'' The issue arises because many existing computer programs only use the last two digits to refer to a year and therefore do not properly recognize that a year that ends with ''00'' (i.e. ''2000'') should follow the year that ends with ''99'' (i.e. ''1999''). If not corrected, there is fear that many computer applications will fail or create errors. No one knows the extent of the potential impact of the year 2000 problem generally.

The Company has taken a variety of steps in an effort to assess its readiness for this year 2000 situation. It has considered whether it will have a year 2000 problem with regard to:

~National~Operations~. All of the Company's accounting and financial reporting activities have been centralized at its headquarters in Albany, New York. The software that the Company has implemented in this regard is year 2000 compliant. In addition, in order to make the Company's transport operations more efficient, the Company is in the process of developing a national dispatch system to replace the local systems that are currently in use. The proposed national transport system is year 2000 compliant and management expects that it will be installed prior to January 1, 2000. If an unforeseeable event were to make it impossible to install the national transport system by 2000, the Company would need to rely on its local transport dispatch systems, which it believes may not be year 2000 compliant. If the local transport systems become inoperable, the Company expects that it will be able to manually perform such functions, although not as efficiently. The Company cannot now predict the likelihood, extent or impact of such effects on its results of operations or financial condition. The Company's payroll operations are managed by a national payroll processor which has informed the Company that the systems are year 2000 compliant.

~Local~Operations~.   Certain of the operating functions of some of the
companies that United Road has acquired are computerized. The Company has reviewed these systems and determined that some are not year 2000 compliant. In order to make United Road's operations more efficient (and to address year 2000 issues) the Company intends to replace all of the local operating systems with standardized operational software which will be year 2000 compliant. Management expects this replacement to be completed by January 1, 2000. In the event that the Company is unable to install new software, it would need to rely on its existing systems. While the computerized systems are expected to make the Company more efficient, if they become inoperable, management believes the Company can manually perform all necessary functions, although not as efficiently. Management cannot now predict the likelihood, extent or impact of such effects on the Company's results of operations or financial condition.

~Vendors~and~Customers~.   The Company is currently developing a plan to
review with its significant vendors, customers and financial institutions their individual year 2000 compliance. Such a review has not yet been formally commenced. As a result, it is difficult to predict the impact that year 2000 problems at such vendors, customers or financial institutions will have on United Road. One of the Company's customers, Insurance Auto Auctions ("IAA"), accounted for approximately 9.3% of the Company's combined net revenue in the first nine months of 1998. Management believes that IAA is in the process of upgrading its systems so that they are year 2000 compliant. If there is a year 2000 problem at IAA, this could have an impact on the Company's results of operations and financial condition, although management expects that manual performance of functions at IAA could minimize such impact.

The Company is unable to estimate the costs management will incur to fully install its national transport system or to replace its local operating systems. Other than ensuring that its centralized systems are year 2000 compliant, given that the Company's operations and its interactions with vendors and customers have historically been conducted in a substantially manual mode, management has not developed a contingency plan to guide the Company's responses to year 2000 problems when they may arise. The Company intends to continue to examine the potential impact of the year 2000 issue, and will develop a contingency plan if it believes one is necessary. The Company cannot predict the likelihood that year 2000 problems will cause a significant disruption in the economy as a whole.

Part II.  OTHER INFORMATION

     Item 2    Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     During the third quarter of 1998, the Company has issued and sold the following unregistered securities, the purchasers of which were all accredited investors.

     (1) On July 1, 1998, the Company issued an aggregate of 29,778 shares of Common Stock in connection with its acquisition of Bill and Wags, Inc.

     (2) On July 1, 1998, the Company issued an aggregate of 125,000 shares of Common Stock in connection with its acquisition of Schroeder Auto Carriers, Inc.

     (3) On July 2, 1998, the Company issued an aggregate of 144,785 shares of Common Stock in connection with its acquisitions of PBM, Inc. and Alert Auto Transport.

     (4) On July 2, 1998, the Company issued an aggregate of 24,757 shares of Common Stock in connection with its acquisition of West Nashville Wrecker Service, Inc.

     (5) On July 14, 1998, the Company issued an aggregate of 36,657 shares of Common stock in connection with its acquisition of AAAmazing, Inc.

     (6) On July 20, 1998, the Company issued an aggregate of 99,602 shares of Common Stock in connection with its acquisition of Healey Automotive, Inc.

     (7) On July 21, 1998, the Company issued an aggregate of 17,735 shares of Common Stock in connection with its acquisition of Sid's Wrecker Service, Inc.

     (8) On July 22, 1998, the Company issued an aggregate of 113,208 shares of Common Stock in connection with its acquisition of Patrick K. Willis and Company, Inc.

     (9) On July 31, 1998, the Company issued an aggregate of 9,724 shares of Common Stock in connection with its acquisition of Kirk's Sineath Motor Company, Inc.

     (10) On August 3, 1998, the Company issued an aggregate of 29,148 shares of Common Stock in connection with its acquisition of Better All Auto Transport, Inc.

     (11) On August 6, 1998, the Company issued an aggregate of 91,116 shares of Common Stock in connection with its acquisition of El Paso Towing, Inc.

     (12) On August 7, 1998, the Company issued an aggregate of 377,624 shares of Common Stock in connection with its acquisition of Keystone Towing, Inc.

     (13) On August 14, 1998, the Company issued an aggregate of 23,480 shares of Common Stock in connection with its acquisition of A&B Towing, Inc.

     (14) On August 21, 1998, the Company issued an aggregate of 173,498 shares of Common Stock in connection with its acquisition of Environmental Auto Removal, Inc.

     (15) On August 26, 1998, the Company issued and aggregate of 9,424 shares of Common Stock in connection with its acquisition of Arri Brothers, Inc.

     (16) On September 8, 1998, the Company issued an aggregate of 39,467 shares of Common Stock in connection with its acquisition of 1113 Enterprises, Inc. d/b/a Central Service Center and T.J. West, Inc.

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

Certain Information Concerning the Company's Initial Public Offering

     Set forth below is certain information concerning the use of proceeds from the Company's initial public offering ("the "Offering").

     The gross proceeds to the Company from the Offering were $91.8 million. As of June 30, 1998, approximately $42.0 million of such proceeds remained after deducting the expenses paid by the Company related to the Offering and the $49.8 million of proceeds used by the Company through June 30, 1998. During the period from July 1, 1998 through September 30, 1998, the Company used all of such remaining proceeds as follows:

     a. $22.2 million to pay the cash portion of the purchase price of the Third Quarter Acquisitions, none of which was paid directly or indirectly to persons who are directors, officers or affiliates of the Company or persons owning more than 10% of the outstanding Common Stock of the Company;

     b. $15.4 million to repay certain indebtedness assumed as part of the Third Quarter Acquisitions; and

     c.   $4.4 million to pay expenses related to the Third Quarter
          Acquisitions.


Item 5.   Other Information

     Effective August 14, 1998, Mark J. Henninger was appointed to the Company's Board of Directors to fill a vacancy thereon. Effective August 27, 1998, Edward D. Smith resigned from the Board of Directors to pursue other commitments.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Number    Description of Documents

2.1 Stock Purchase Agreement, dated as of August 21, 1998, by and among the Company, E&R Towing and Garage, Inc., Gerald J. Corcoran, Edward V. Corcoran, Edward V. Corcoran, Jr. and David Corcoran (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 1, 1998).

2.2 Stock Purchase Agreement, dated as of August 21, 1998, by and among the Company, Environmental Auto Removal, Inc., Gerald J. Corcoran and Edward V. Corcoran (incorporated by reference to
          Exhibit 2.2 to the Company's Current Report on Form 8-K filed September 1, 1998).

10.1 Second Amendment to Credit Agreement dated July 15, 1998 among the Company, various financial institutions and Bank of America National Trust and Savings Association, as Agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

10.2 Third Amendment to Credit Agreement, dated as of September 30, 1998, by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, as Agent (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-65563)).

27.1      Financial Data Schedule (filed herewith).

(a)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarterly period ended September 30, 1998:

     (i) Current Report on Form 8-K dated August 21, 1998, to report, under Item 2, that the Company had acquired all of the Capital Stock of E&R Towing and Garage, Inc. and Environmental Auto Removal, Inc. from the stockholders thereof.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNITED ROAD SERVICES, INC.
                                   Registrant



Date:     November 13, 1998        /s/ Edward T. Sheehan
                                   -------------------------
                                   Edward T. Sheehan
                                   Chairman and Chief Executive Officer


Date:    November 13, 1998          /s/ Donald J. Marr
                                   ------------------------
                                   Donald J. Marr
                                   Chief Financial Officer

Exhibit Index

Number    Description of Document

27.1      Financial Data Schedule.