Form 10-K405
period 1998-12-31
UNITED ROAD SERVICES INC
filed 1999-03-31
CIK 1056562

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

                               ----------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from        to

                       Commission file number: 000-24010

                               ----------------
                          UNITED ROAD SERVICES, INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

               Delaware                              94-3278455
                                                  (I.R.S. Employer
    (State or other jurisdiction of              Identification No.)
    incorporation or organization)

           8 Automation Lane                            12205
           Albany, New York                          (Zip Code)
    (Address of principal executive
               offices)


              Registrant's telephone number, including area code:
                                (518) 446-0140

Securities registered pursuant to Section 12(b) of the Act:

                                     None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                             (the "Common Stock")

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 22, 1999 was $144.4 million.*

  The following documents are incorporated into this Form 10-K by reference:

    Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 1999 are incorporated by reference into Part III of this Report.

  As of March 22, 1999, 17,662,225 shares of the registrant's Common Stock were outstanding.
--------
* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for the purposes of this computation.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. Business

General

  United Road Services, Inc. (the "Company") was formed in July 1997 to become a leading national provider of motor vehicle and equipment towing, recovery and transport services. At the time of the Company's initial public offering in May 1998, the Company acquired four towing and recovery businesses and three transport businesses (the "Founding Companies"). Between May 6, 1998 and December 31, 1998, the Company acquired 25 additional towing and recovery businesses and nine additional transport businesses (the "Acquired Companies"). Among the companies acquired during 1998 were E&R Towing and Garage, Inc. and Environmental Auto Removal, Inc. (collectively, "E&R"), which the Company acquired on August 21, 1998 for an aggregate purchase price of approximately $26.0 million, and Pilot Transport, Inc. ("Pilot"), which the Company acquired on December 9, 1998 for a purchase price of approximately $25.0 million.

  As of December 31, 1998, the Company operated a network of 36 towing and recovery service locations and 14 transport locations in a total of 17 states. The Company believes that it is one of the largest providers of motor vehicle and equipment towing, recovery and transport services in the United States. During 1998, approximately 46.6% of the Company's net revenue was derived from the provision of towing and recovery services and approximately 53.4% was derived from the provision of transport services. Further information with respect to these segments of the Company's business may be found in Note 11 to the Company's Consolidated Financial Statements included elsewhere herein.

  The Company offers a broad range of towing and recovery services in its local markets, including towing, impounding and storing motor vehicles, conducting lien sales and auctions of abandoned vehicles, towing heavy equipment and recovering and towing heavy-duty commercial and recreational vehicles. The Company derives revenue from towing and recovery services based on distance, time or fixed charges and from related impounding and storage fees. If impounded vehicles are not claimed by their owners within prescribed time periods, the Company is entitled to be paid from the proceeds of lien sales, scrap sales or auctions. The Company's towing and recovery customers include commercial entities, such as automobile leasing companies, insurance companies, automobile dealers, repair shops and fleet operators, municipalities, law enforcement agencies such as police, sheriff and highway patrol departments and individual motorists.

  The Company provides transport services for new and used vehicles throughout the United States. The Company derives revenue from transport services according to pre-set rates based on mileage or negotiated flat rates. The Company's transport customers include commercial entities, such as automobile leasing companies, automobile auction companies and automobile dealers, and individual motorists.

Industry Background

  The Company estimates that motor vehicle and equipment towing and transport services generated net revenue in excess of $14 billion in the United States in 1997. Based on available data, the Company believes that there are over 36,000 motor vehicle and equipment towing and transport businesses in the United States, most of which are small, local and owner-operated, with limited access to capital for modernization and expansion. The Company believes that demand for towing, recovery and transport services has been impacted by the following factors: an increase in the number and average age of registered vehicles, which increases demand for all types of towing, recovery and transport services; a rise in government mandates (and increased enforcement of such mandates) against unlicensed or uninsured drivers and unregistered vehicles, which results in higher demand for towing and impounding services; the growing popularity of leasing (which, according to the National Automobile Dealers Association, has risen from 5% of all new auto sales in 1985 to 30% in
1996), which increases demand for transport services to move off-lease vehicles to auctions and dealers for sale; the increasing mobility of the United States workforce, which increases demand for automobile transport in connection with career-related moves; and rising new and used auto sales, which increases demand for automobile transport generally.

Strategy

  The Company believes there are significant opportunities for a national provider of towing, recovery and transport services with high quality service to increase revenue and profitability by expanding its scope of services and customer base, achieving operating efficiencies and expanding through acquisitions. As certain areas within the automobile industry experience growth and consolidation, such as new and used automobile dealerships, rental car companies and automobile auction companies, the Company believes that the demand will increase for a provider of towing, recovery and transport services with the resources and geographic coverage to serve the expanding needs of these businesses. The Company further believes that effective implementation of its operating and acquisition strategies as described below will position the Company to secure operating and competitive advantages over smaller competitors.

  The Company also believes that the fragmented nature of the towing, recovery and transport markets presents an attractive opportunity for consolidation. The Company's management team includes executives with experience in implementing acquisition programs and effectively integrating acquired businesses as well as local managers who have significant contacts and experience in towing, recovery and transport services. The Company believes that this combination and the fragmented nature of the towing, recovery and transport markets provides the Company with the capability and opportunity to implement an effective consolidation strategy, assuming that it has access to sufficient capital to pursue this strategy.

  Operating Strategy

  Provide High Quality Service. The Company believes that timely, professional and dependable service is the primary generator of repeat towing, recovery and transport service business. The Company intends to continue to implement proven practices throughout its operations in areas such as dispatching technology, driver training and professionalism, preventive maintenance and safety. Through these practices, the Company intends to continue to offer high quality service to all of its customers.

  Expand Scope of Services and Customer Base. The Company intends to continue to expand the scope of its services by introducing certain capabilities of the businesses it acquires into other markets where the Company believes such services can be successfully marketed. The Company believes that its size and financial and other resources will permit it to attract customers and contracts that require greater towing, recovery, transport and storage capabilities than those possessed by local owner-operators. The Company intends to utilize its geographic diversity to pursue additional business from new and existing customers that operate on a regional or national basis, such as automobile manufacturers, leasing companies, insurance companies and automobile auction companies. The Company will also seek to develop additional capabilities and services to complement its existing operations. For example, as part of the Company's development of a national network of transport operations, the Company intends to utilize its operating locations as marshalling yards, which will enable the Company to collect vehicles in one location and allocate them to particular transport vehicles and routes to maximize asset utilization.

  Achieve Operating Efficiencies. The Company will seek to achieve operating efficiencies through improved asset utilization by implementing a "hub-and-spoke" strategy within identified towing markets, with a centralized "hub" for management, dispatch and maintenance operations that supports multiple satellite truck and impound yards. The Company believes that this strategy will allow it to provide timely service throughout a particular market, while also enabling it to consolidate certain duplicative systems and facilities. Through this practice, the Company expects to spread certain fixed costs over the larger vehicle fleet. With respect to its transport operations, the Company intends to utilize its proprietary National Transportation Management System to maximize truck utilization through centralized dispatching and to perform integrated invoicing and other administrative functions. The Company also expects to continue to realize cost savings by continuing to centralize certain administrative functions at its headquarters in Albany, New York and by using its purchasing power to seek improved pricing in areas such as fuel, vehicles and parts.

  Maintain Local Expertise. The Company anticipates that management of the companies it has acquired and companies it acquires in the future will continue to maintain local control of their daily operations. The Company believes that this strategy will allow it to take advantage of the local and regional market knowledge, name recognition and customer relationships possessed by each company it acquires.

  Acquisition Strategy

  A key component of the Company's growth strategy has been to acquire other towing, recovery and transport businesses in strategic markets and locations. Depending on market conditions and the availability of financing, the Company intends to continue to pursue its acquisition strategy.

  Enter New Geographic Markets. As part of its "hub-and-spoke" operating strategy, the Company intends to acquire established, high-quality towing companies in markets where it can establish a leading market position to serve as "hubs" into which additional operations may be consolidated. The Company also intends to acquire transport businesses with complementary transport routes and capabilities in markets across North America in order to create an integrated national transport network. The Company further believes that by virtue of its regional towing and storage operations it will accumulate many vehicles that need to be delivered to auctions, repair shops or scrap metal facilities, and that these operations will feed its transport services.

  Expand Within Existing Geographic Markets. Once the Company has established a core presence in a market, it will seek to strengthen its market position by acquiring additional large companies that offer similar services. The Company will also pursue "tuck-in" acquisitions of smaller companies, whose businesses can be integrated into the Company's operations, thereby utilizing its existing infrastructure over a broader vehicle fleet and revenue base. In addition, the Company may seek to vertically integrate its operations by acquiring companies which offer complementary services that the Company does not currently offer. In cases where acquired companies have developed a local or regional identity and customer relationships, the Company may continue to maintain the existing business names and identities.

  The Company believes that businesses it seeks to purchase may regard the Company as an attractive acquirer because of the following factors: the Company's strategy for creating a national, comprehensive and professionally managed towing, recovery and transport service company; the Company's decentralized operating strategy, which emphasizes an ongoing role for owners, management and key personnel of the businesses it acquires, as well as meaningful equity positions for such personnel which will enable them to participate in the Company's growth; the Company's visibility and access to financial resources as a public company; and the potential for increasing the profitability of the acquired businesses as a result of the Company's centralization of administrative functions, access to increased marketing resources and purchasing economies.

  In the past, the Company has financed its acquisitions by using a combination of Common Stock, cash and debt. Recently, the Company has experienced a significant decline in the market price of its Common Stock. As a result, its ability to complete acquisitions using Common Stock as currency in a manner that is not dilutive to current stockholders has been adversely affected. If the Common Stock does not maintain a sufficient market value, or if the owners of the businesses the Company wishes to acquire are unwilling to accept Common Stock as part of the purchase price, the Company may be required to use more of its cash resources, if available, or seek additional capital, in order to pursue its acquisition program. The consideration for each future acquisition will vary on a case-by-case basis, with the major factors in establishing the purchase price being the historical operating results and future prospects of the business to be bought and the ability of that business to complement the services the Company offers. It is possible that the Company will not be able to successfully consummate acquisitions in the future. If the Company is unable to pursue an acquisition strategy in the future, it will be required to rely on internal growth to expand its business.

Operations and Services Provided

  Towing and Recovery

  The Company provides a broad range of towing and recovery services for a diverse group of commercial, government and individual customers. Towing and recovery services typically begin with a telephone call requesting assistance. The call may come from a law enforcement officer, a commercial fleet dispatcher, a private business or an individual. The dispatcher records the relevant information regarding the vehicle or equipment to be towed or recovered, checks the location and status of the Company's vehicle fleet (typically using a computerized positioning system) and assigns the job to a particular vehicle. The driver collects the vehicle or equipment and tows it to one of several locations, depending on the nature of the customer.

  Municipality and Law Enforcement Agency Towing. The Company provides towing services to various municipalities and law enforcement agencies. In this market, vehicles are typically towed to one of the Company's facilities where the vehicle is impounded and placed in storage. The vehicle remains in storage until its owner pays the Company the towing fee (which is typically based on an hourly charge or mileage) and any daily storage fees, and pays any fines due to the municipality or law enforcement agency. If the vehicle is not claimed within a period prescribed by law (typically between 30 and 90 days), the Company completes lien proceedings and sells the vehicle at auction or to a scrap metal facility, depending on the value of the vehicle. Depending on the jurisdiction, the Company may either keep all of the proceeds from vehicle sales, or keep proceeds up to the amount of towing and storage fees and pay the remainder to the municipality or law enforcement agency. The Company provides services in some cases under contracts with municipalities or police, sheriff and highway patrol departments, typically for terms of five years or less. Such contracts often may be terminated for material breach and are typically subject to competitive bidding upon expiration. In other cases, the Company provides these services to municipalities or law enforcement agencies without a long-term contract. Whether pursuant to a contract or an ongoing relationship, the Company generally provides these services for a designated geographic area, which may be shared with one or more other companies.

  Insurance Salvage Towing. The Company provides insurance salvage towing services to insurance companies and automobile auction companies for a per-vehicle fee based on the towing distance. This business involves secondary towing, since the vehicles involved typically have already been towed to a storage facility. For example, after an accident, a damaged or destroyed vehicle is usually towed to a garage or impound yard. The Company's insurance salvage towing operations collect these towed vehicles and deliver them to repair shops, automobile auction companies or scrap metal facilities as directed by the customer.

  Private Impound Towing. The Company provides impound towing services to private customers, such as shopping centers, retailers and hotels, which engage the Company to tow vehicles that are parked illegally on their property. As in law enforcement agency towing, the Company generates revenues through the collection of towing and storage fees from vehicle owners, and from the sale of vehicles that are not claimed.

  Commercial Road Service. The Company provides road services to a broad range of commercial customers, including automobile dealers and repair shops. The Company typically charges a flat fee and mileage premium for these towing services. Commercial road services also include towing and recovery of heavy-duty trucks, recreational vehicles, buses and other large vehicles, typically for commercial fleet operators. The Company charges an hourly rate based on the towing vehicle used for these specialized services.

  Heavy Equipment Towing. The Company provides heavy equipment towing services to construction companies, contractors, municipalities and equipment leasing companies. The Company bases its fees for these services on the vehicle used and the distance traveled.

  Consumer Road Service. The Company also tows disabled vehicles for individual motorists and national motor clubs. The Company generally tows such vehicles to repair facilities for a flat fee paid by either the individual motorist or the motor club.

  Transport

  The Company provides new and used automobile transport services for a wide range of commercial customers. With respect to new automobiles, transport services typically begin with a telephone call or other communication from an automobile manufacturer or dealer requesting the transportation of a specified number of vehicles between specified locations. A large percentage of the Company's used automobile transport business derives from automobile auctions, where an on-site Company representative negotiates with individual dealers and auction representatives to transport vehicles to and from the auction. In each case, the dispatcher or auction sales representative records the relevant information, checks the location and status of the Company's vehicle fleet and assigns the job to a particular vehicle. The driver then collects the automobiles and transports them to the requested destination or an intermediate location for pick up by another Company vehicle.

  The Company provides new and used automobile transport to leasing companies, automobile manufacturers, automobile dealers, automobile auction companies, long-distance transporters, brokers and individuals. The Company typically provides services as needed by a customer and charges the customer according to pre-set rates based on mileage or negotiated flat rates. The Company transports large numbers of new vehicles for automobile manufacturers from ports and railheads to individual dealers pursuant to contracts. These contracts typically have terms of three years or less and may be terminated at any time for material breach. Upon expiration of the initial term, the manufacturer may renew the contract on a year-to-year basis if it is satisfied with the Company's performance. Otherwise a new contract is awarded pursuant to competitive bidding. In addition, the Company transports large numbers of used vehicles from automobile auctions (where off-lease vehicles are sold) to individual dealers. The Company also provides transport services for dealers who transfer new cars from one region to another and local collection and delivery support to long-haul automobile transporters. These services are typically not subject to contracts.

Sales and Marketing

  The Company believes that its commitment to consistent high quality service has provided long-term relationships with many existing customers. The Company believes that this positions the Company to expand market penetration through the use of enhanced sales and marketing efforts. Prior to joining the Company, the businesses the Company has acquired have largely focused on building and maintaining personal relationships with customers, while also using limited print advertising in newspapers and industry periodicals. The Company currently focuses its marketing efforts on large governmental and commercial accounts, including automobile manufacturers, leasing companies, insurance companies and law enforcement agencies.

Dispatch and Information Systems

  Prior to their acquisition by the Company, each of the businesses acquired operated a local dispatch system and assigned individual towing, recovery and transport vehicles to particular service calls, in some cases through the use of computerized positioning systems to identify and track vehicle location and status.

  The Company is in the process of implementing its proprietary National Transportation Management System to maximize truck utilization in its transport operations through centralized national dispatching. This system also performs integrated order entry, load composition, invoicing, payroll and other administrative functions. The Company is also in the process of standardizing its towing and recovery operating system at substantially all of its locations. This system performs order entry, dispatch, impound vehicle inventory, lien processing and other administrative functions. The Company currently expects that these systems will be operational at all of its current transport locations and substantially all of its current towing and recovery locations by the end of 1999. However, there can be no assurance that this will be the case.

  The Company's accounting and financial reporting activities are centralized at its headquarters in Albany, New York. The Company anticipates that it will need to upgrade and expand its information technology systems on an ongoing basis as it expands its operations and to the extent it completes future acquisitions.

  For a discussion of year 2000 issues as they relate to the Company's systems and operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Readiness."

Competition

  The market for towing, recovery and transport services is extremely competitive. Competition is based primarily on quality, service, timeliness, price and geographic proximity. The Company competes with certain large transport companies on a national and regional basis and with certain large towing and recovery companies on a regional and local basis, some of which may have greater financial and marketing resources than the Company. The Company also competes with thousands of smaller local companies, which may have lower overhead cost structures than the Company and may, therefore, be able to provide their services at lower rates than the Company.

  The Company may also face competition for businesses it seeks to acquire from companies which are attempting to consolidate towing and recovery or transport service providers. Some of the Company's competitors may be better positioned than the Company to finance acquisitions, to pay higher prices for the businesses the Company pursues or to finance their internal operations.

  The Company believes that it is able to compete effectively because of its high quality service, geographic scope, broad range of services offered, experienced management and operational economies of scale. The Company seeks to differentiate itself from its competition in terms of service and quality by investing in training, systems and equipment and by offering a broad range of products and services. The Company also seeks to differentiate itself in terms of timeliness and geographic proximity by establishing facilities and vehicles in targeted geographic markets so that the Company is positioned to provide timely responses to service calls.

Government Regulation and Environmental Matters

  Towing, recovery and transport services are subject to various federal, state and local laws and regulations regarding equipment, driver certification, training and recordkeeping, and workplace safety. The Company's vehicles and facilities are subject to periodic inspection by the United States Department of Transportation and similar state and local agencies. The Company's failure to comply with such laws and regulations could subject the Company to substantial fines and could lead to the closure of operations that are not in compliance. In addition, certain government contracting laws and regulations may affect the Company's ability to acquire complementary businesses in a given city or county. Companies providing towing, recovery and transport services are required to have numerous federal, state and local licenses and permits. When the Company acquires such businesses, it must transfer or apply for such licenses and permits in order to conduct the business. Any failure to obtain such licenses and permits or any delay in the Company's receipt of such licenses and permits could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's operations are subject to a number of federal, state and local laws and regulations relating to the storage of petroleum products, hazardous materials and impounded vehicles, as well as safety regulations relating to the upkeep and maintenance of the Company's vehicles. In particular, the Company's operations are subject to federal, state and local laws and regulations governing leakage from salvage vehicles, waste disposal, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. The Company believes that it is in substantial compliance with all such laws and regulations. The Company does not currently expect to spend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. It is possible that an environmental claim could be made against the Company or that the Company could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party. If the Company is subject to such a claim or is so identified, the Company may incur substantial investigation, legal and remediation costs. Such costs could have a material adverse effect on the Company's business, financial condition and results of operations.

Seasonality; Cyclicality

  The demand for towing, recovery and transport services is subject to seasonal, cyclical and other variations. Specifically, the demand for towing and recovery services is generally highest in extreme weather, such as heat, cold, rain and snow. Although the demand for automobile transport tends to be strongest in the months with the mildest weather, since inclement weather tends to slow the delivery of vehicles, the demand for automobile transport is also a function of the timing and volume of lease originations, dealer inventories, and new and used auto sales.

Safety and Training

  The Company uses a variety of programs to improve safety and promote an accident-free environment. These programs include regular driver training and certification, drug testing and safety bonuses. These programs are designed to ensure that all employees comply with the Company's safety standards, the Company's insurance carriers' safety standards and federal, state and local laws and regulations. The Company believes that its emphasis on safety and training will assist it in attracting and retaining quality employees.

Employees

  As of December 31, 1998, the Company had approximately 1,750 employees and used approximately 400 independent contractors. The Company believes that it has a satisfactory relationship with its employees. None of the Company's employees are members of unions.

Factors Influencing Future Results and Accuracy of Forward-Looking Statements

  In the normal course of its business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, or other aspects of operating results. The words "expect," "believe," "anticipate," "project," "estimate," "intend," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. As noted elsewhere in this report, all phases of the Company's operations are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

  The following discussion outlines certain factors that could affect the Company's consolidated results of operations for 1999 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company:

  Limited Combined Operating History; Risks of Integrating Acquired Companies

  The Company conducted no operations and generated no net revenue prior to its initial public offering in May 1998. At the time of its initial public offering, the Company purchased the seven Founding Companies. Between May 6, 1998 and December 31, 1998, the Company acquired a total of 34 additional businesses. Prior to their acquisition by the Company, such companies were operated as independent entities, and there can be no assurance that the Company will be able to integrate the operations of these businesses successfully into its operations or to institute the necessary systems and procedures (including accounting and financial reporting systems) to manage the combined enterprise on a profitable basis. The Company's management group has been assembled only recently, and there can be no assurance that the management group will be able to successfully manage the combined entity or to implement effectively the Company's operating strategy and acquisition program. The Company's inability to integrate these companies successfully would have a material adverse effect on its business, financial condition and results of operations.

  Risks Related to Acquisition Strategy

  A key component of the Company's growth strategy has been to acquire other towing, recovery and transport businesses in strategic markets and locations. In the past, the Company financed these acquisitions by using a combination of Common Stock, cash and debt. Recently, the Company has experienced a significant decline in the market price of its Common Stock. As a result, its ability to complete acquisitions using Common Stock as currency in a manner that is not dilutive to current stockholders has been adversely affected. If the Common Stock does not maintain a sufficient market value, or if the owners of the businesses the Company wishes to acquire are unwilling to accept Common Stock as part of the purchase price, the Company may be required to use more of its cash resources, if available, or seek additional capital, in order to pursue its acquisition program. The consideration for each future acquisition will vary on a case-by-case basis, with the major factors in establishing the purchase price being the historical operating results and future prospects of the business to be bought and the ability of that business to complement the services the Company offers. It is possible that the Company will not be able to successfully consummate acquisitions in the future. If the Company is unable to pursue an acquisition strategy in the future, it will be required to rely on internal growth to expand its business.

  Any acquisitions that the Company makes may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Also, there can be no assurance that the Company will be able to identify, acquire or manage profitably additional businesses or integrate successfully any acquired businesses without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including failure of the acquired business to achieve expected results, diversion of management's attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities. Some or all of these additional risks could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may consider acquiring complementary businesses that provide services that the Company does not currently provide. The Company may not be able to successfully integrate these complementary businesses. In addition, the businesses that the Company has already acquired or other businesses it may acquire in the future may not achieve anticipated revenues and earnings.

  Risks Related to Operating Strategy

  A key element of the Company's operating strategy is to increase the revenue and improve the profitability of the companies it acquires. The Company intends to increase revenue by continuing to provide high quality service and by expanding both the scope of services the Company offers and its customer base. The Company's ability to increase revenue will be affected by various factors, including the demand for towing, recovery and transport services, the level of competition in the industry, the Company's ability to expand the range of services it offers to existing customers, the Company's ability to attract new customers and its ability to attract and retain a sufficient number of qualified personnel.

  The Company intends to improve profitability by various means, including eliminating duplicative operating costs and overhead, improving its asset utilization and capitalizing on its enhanced purchasing power. The Company's ability to improve profitability will be affected by various factors, including the costs associated with centralizing its administrative functions, its ability to benefit from the elimination of redundant operations, and its ability to benefit from enhanced purchasing power. Many of these factors are beyond the Company's control, and the Company's operating strategy may not be successful.

  Management of Growth

  The Company's strategy is to expand its operations through acquisitions and internal growth. The Company's systems, procedures and controls may not be adequate to support its operations as they expand. Any future growth will impose significant added responsibilities on members of the Company's senior management, including the need to recruit and integrate new senior level managers and executives. The Company may not be able to successfully recruit and retain such additional management. The Company's failure to manage its growth effectively or its inability to attract and retain additional qualified management could have a material adverse effect on the Company's business, financial condition and results of operations.

  Competition

  The market for towing, recovery and transport services is extremely competitive. Such competition is based primarily on quality, service, timeliness, price and geographic proximity. The Company competes with certain large transport companies on a national and regional basis and certain large towing and recovery companies on regional and local basis, some of which may have greater financial and marketing resources than the Company. The Company also competes with thousands of smaller local companies, which may have lower overhead cost structures than the Company and may, therefore, be able to provide their services at lower rates than the Company. The Company may also face competition for acquisition candidates from companies that are attempting to consolidate towing, recovery and transport service providers. Some of the Company's current or future competitors may be better positioned than the Company to finance acquisitions, to pay higher prices for businesses or to finance their internal operations.

  Need for Integrated Information Technology Systems

  The Company's accounting and financial reporting activities are centralized at its headquarters in Albany, New York. The Company is in the process of implementing a proprietary National Transportation Management System at all of its transport locations and a standardized towing and recovery operating system at substantially all of its towing and recovery locations. The Company anticipates that it will need to upgrade and expand its information technology systems on an ongoing basis as it expands its operations and to the extent it completes future acquisitions. The Company may encounter unexpected delays and costs in implementing such systems. Additionally, these systems, when installed, may not function as the Company expects.

  Dependence on Customer Relationships and Contracts

  The Company provides towing and recovery services to certain municipalities and a number of law enforcement agencies under contracts. These towing and recovery contracts typically have terms of five years or less, may be terminated at any time for material breach, and in some cases are subject to competitive bidding upon expiration. The Company also provides transport services to automobile manufacturers and other commercial customers under contracts, which typically have terms of three years or less and may be terminated at any time for material breach. Upon expiration of the initial term of these contracts, the manufacturer typically may renew the contract on a year-to-year basis if it is satisfied with the Company's performance. Otherwise, a new contract is awarded pursuant to competitive bidding. It is possible that some or all of these towing and recovery or transport contracts may not be renewed upon expiration or may be renewed on terms less favorable to the Company. It is also possible that at some future time more of the Company's customers may implement a competitive bidding process for the award of towing and recovery or transport contracts. The Company has no formal contract with a large number of its towing, recovery and transport customers, and it is possible that one or more customers could elect, at any time, to stop utilizing the Company's services.

  Regulation

  Towing, recovery and transport services are subject to various federal, state and local laws and regulations regarding equipment, driver certification, training and recordkeeping and workplace safety. The Company's vehicles and facilities are subject to periodic inspection by the United States Department of Transportation and similar state and local agencies. The Company's failure to comply with these laws and regulations could subject it to substantial fines and could lead to the closure of operations that are not in compliance. In addition, certain government contracting laws and regulations may affect the Company's ability to acquire complementary businesses in a given city or county. Companies providing towing, recovery and transport services are required to have numerous federal, state and local licenses and permits. When the Company acquires towing, recovery and transport businesses, it must transfer or apply for such licenses and permits in order to conduct the acquired business. Any failure to obtain such licenses and permits or any delay in the Company's receipt of such licenses and permits could have a material adverse effect on the Company's business, financial condition and results of operations.

  Potential Exposure to Environmental Liabilities

  The Company's operations are subject to a number of federal, state and local laws and regulations relating to the storage of petroleum products, hazardous materials and impounded vehicles, as well as safety regulations relating to the upkeep and maintenance of vehicles. In particular, the Company's operations are subject to federal, state and local laws and regulations governing leakage and salvage vehicles, waste disposal, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. It is possible that an environmental claim could be made against the Company or that the Company could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under federal or state environmental laws. In such event, the Company could be forced to incur substantial investigation, legal and remediation costs. Such costs could have a material adverse effect on the Company's business, financial condition and results of operations.

  Potential Liabilities Associated with Acquisitions

  The businesses that the Company has acquired or those that it may acquire in the future could have liabilities that the Company did not or may not discover during its pre-acquisition due diligence investigations. Such liabilities may include liabilities arising from environmental contamination or non-compliance by prior owners with environmental laws or regulatory requirements. As a successor owner or operator, the Company may be responsible for such liabilities. The businesses the Company acquires generally handle and store petroleum and other hazardous substances at their facilities. There may have been or there may be releases of these hazardous substances into the soil or groundwater which the Company may be required under federal, state or local law to investigate and clean up. Any such liabilities or related investigations or clean-ups could have a material adverse effect on the Company's business, financial condition and results of operations.

  Labor Relations

  Although currently none of the Company's employees are members of unions, it is possible that some employees could unionize in the future or that the Company could acquire businesses with unionized employees. If the Company's employees were to unionize or the Company were to acquire a business with unionized employees, the Company could incur higher ongoing labor costs and could experience a significant disruption of its operations in the event of a strike or other work stoppage. Any of these possibilities could have a material adverse effect on the Company's business, financial condition and results of operations.

  Liability and Insurance

  From time to time, the Company could be subject to various claims relating to its operations, including (i) claims for personal injury or death caused by accidents involving the Company's vehicles and service personnel; (ii) worker's compensation claims and (iii) other employment related claims. Although the Company maintains insurance (subject to customary deductibles), such insurance may not cover certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct (which are often alleged in third-party lawsuits). In the future, the Company may not be able to maintain adequate levels of insurance on reasonable terms. In addition, it is possible that existing or future claims may exceed the level of the Company's insurance or that the Company may not have sufficient capital available to pay any uninsured claims.

  Quarterly Fluctuations of Operating Results

  The Company may experience significant fluctuations in quarterly operating results due to a number of factors. These factors could include: (i) the timing of acquisitions and related costs; (ii) the Company's success in integrating acquired companies; (iii) the loss of significant customers or contracts; (iv) the timing of expenditures for new equipment and the disposition of used equipment; (v) price changes in response to competitive factors; (vi) seasonal, cyclical and other variations in the demand for towing, recovery and transport services; and (vii) general economic conditions. As a result, operating results for any one quarter should not be relied upon as an indication or guarantee of performance in future quarters.

  Seasonality; Cyclicality

  The demand for towing, recovery and transport services is subject to seasonal, cyclical and other variations. Specifically, the demand for towing and recovery services is generally highest in extreme weather, such as heat, cold, rain and snow. Although the demand for automobile transport tends to be strongest in the months with the mildest weather, since inclement weather tends to slow the delivery of vehicles, the demand for automobile transport is also a function of the timing and volume of lease originations, dealer inventories and new and used auto sales.

  Reliance on Key Personnel

  The Company is highly dependent upon the experience, abilities and continued efforts of its senior management. The loss of the services of one or more of the key members of the Company's senior management could have a material adverse effect on the Company's business, financial condition and results of operations if the Company is unable to find a suitable replacement in a timely manner. The Company does not presently maintain "key man" life insurance with respect to members of its senior management.

  The Company's operating facilities are managed by regional and local managers who have substantial knowledge of and experience in the local towing, recovery and transport markets served by the Company. Such managers include former owners and employees of businesses the Company has acquired. The loss of one or more of these managers could have a material adverse effect on the Company's business, financial condition and results of operations if the Company is unable to find a suitable replacement in a timely manner.

  The timely, professional and dependable service demanded by towing, recovery and transport customers requires an adequate supply of skilled dispatchers, drivers and support personnel. Accordingly, the Company's success will depend on its ability to employ, train and retain the personnel necessary to meet its service requirements. From time to time, and in particular areas, there are shortages of skilled personnel. In the future, the Company may not be able to maintain an adequate skilled labor force necessary to operate efficiently, the Company's labor expenses may increase as a result of a shortage in supply of skilled personnel, or the Company may have to curtail its planned growth as a result of labor shortages.

  Lack of Senior Management Experience in Towing, Recovery and Transport
Services

  The Company's senior management has no prior experience in towing, recovery and transport services. As a result, such senior management may not be able to conduct the Company's operations profitably, effectively integrate the operations of acquired companies or hire and retain personnel with relevant experience. Any failure by the Company's senior management to accomplish any such things could have a material adverse effect on the Company's business, financial condition and results of operations.

  Year 2000 Compliance

  The Company has identified certain systems, equipment, and applications, including embedded systems and other "non-information technology," that are utilized in its towing and transport operations, or in its finance, payroll, and administration departments and that are necessary to operate its business without disruption. These mission critical systems include servers, desktop and notebook computers, data communication equipment, peripherals, network and desktop operating systems, desktop application suites, payroll and financial software, towing and transportation applications, and interfaces with the Company's financial systems.

  Included among these mission critical systems are a proprietary National Transportation Management System, which the Company intends to install at all of its transport locations prior to December 31, 1999, and a standard towing and recovery operating system, which the Company intends to install at substantially all of its towing and recovery locations prior to December 31, 1999. With respect to the remaining towing locations, the Company plans to continue to utilize existing systems and supply an interface to the Company's standardized operating system. The Company believes, based upon assurances from third parties, that its mission critical systems will be Year 2000 ready. However, there can be no assurance that this will be the case.

  The Company and its various divisions also utilize certain other hardware and software, operating systems, relationships and services in their day-to-day operations which are not necessarily critical to their operations. The Company is in the process of identifying and evaluating these systems and functions and will include in its Year 2000 readiness project any systems that are deemed material to the Company's business.

  Installation of the Company's information systems may not be completed at all of its locations before December 31, 1999. In addition, it is possible that the systems, when installed, may not function properly. In such event, the Company would be forced to rely on manual performance of its central administrative functions along with the local dispatch and operating systems utilized by its acquired businesses prior to their acquisition by the Company. There can be no assurance that such systems will be Year 2000 ready, or that the vendors and other service providers associated with such businesses will be Year 2000 ready. If the local dispatch and operating systems utilized by its acquired businesses do not function properly after December 31, 1999, the Company will be required to perform all critical functions on a manual basis. Any resulting inefficiency could have a material adverse effect on the Company's business, financial condition and results of operations.

  Because the Company has not yet received responses to its Year 2000 Questionnaires from all of its business partners, it is uncertain as to whether all of its business partners will be Year 2000 ready before December 31, 1999. The Company is unable to predict the impact that Year 2000 problems at vendors, customers or financial institutions may have on the Company. The Company intends to continue to address Year 2000 issues with its business partners, and will implement contingency plans to the extent necessary.

  No one knows the extent of the potential impact of the Year 2000 problem generally and the Company cannot predict the likelihood that Year 2000 problems will cause a significant disruption in the economy as a whole. For additional information regarding the Company's Year 2000 readiness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness."

  The foregoing constitutes a Year 2000 statement and readiness disclosure subject to the protections afforded it by the federal Year 2000 Information and Readiness Disclosure Act of 1998.

ITEM 2. Properties

  As of December 31, 1998, the Company operated approximately 50 facilities located in 17 states. These facilities consisted of 36 facilities used to garage, repair, and maintain towing and recovery vehicles, impound and store towed vehicles, conduct lien sales and auctions, and house administrative and dispatch operations for the Company's towing and recovery operations, and 14 facilities used as marshalling sites and to garage, repair and maintain transport vehicles and house administrative and dispatch operations for the Company's transport operations. All of the Company's facilities are leased from other parties. As of December 31, 1998, the Company's headquarters consisted of approximately 6,050 square feet of leased space in Albany, New York.

  As of December 31, 1998, the Company operated a fleet of approximately 770 towing and recovery vehicles and approximately 400 transport vehicles, which the Company believes are generally well-maintained and adequate for its current operations. However, the Company expects to continue to make investments in additional equipment and property for expansion, replacement of assets and, depending on market conditions, in connection with future acquisitions.

ITEM 3. Legal Proceedings

  The Company's primary liability risks include bodily injury, property damage, workers' compensation claims and, potentially, environmental and land use claims. The Company maintains insurance on a company-wide basis, subject to customary deductibles.

  The Company is from time to time a party to litigation arising in the ordinary course of its business (most of which involves claims for personal injury or property damage incurred in connection with the Company's operations). The Company is not currently involved in any litigation that it believes will have a material adverse effect on its business, financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

Executive Officers of the Registrant

  The following table and biographical data below set forth certain information concerning the Company's executive officers as of the date of this report.

Name                     Age                  Present Position
----                     ---                  ----------------
Edward T. Sheehan.......  56 Chairman, Chief Executive Officer and Secretary
Allan D. Pass, Ph.D.....  49 President and Chief Operating Officer
Donald J. Marr..........  40 Senior Vice President and Chief Financial Officer
Robert J. Adams, Jr.....  36 Senior Vice President and Chief Acquisition Officer

  Edward T. Sheehan has served as the Company's Chairman of the Board, Chief Executive Officer and Secretary since October 1997. Mr. Sheehan was President of United Waste Systems, Inc. ("United") from December 1992 to August 1997, and Chief Operating Officer of United from 1994 to August 1997, when United was sold to USA Waste Services, Inc. He was Senior Vice President and Chief Financial Officer of Clean Harbors, Inc., a publicly-held environmental services company, from September 1990 to April 1992. From 1966 to 1990, Mr. Sheehan held several financial and operating positions with General Electric Company ("GE"), including Manager-Finance for GE's power generation service businesses, factory automation operations and Europe, Africa and Middle East Divisions. Mr. Sheehan currently serves as a director of Gundle/SLT Environmental, Inc., an environmental products company.

  Allan D. Pass, Ph.D has served as the Company's President and Chief Operating Officer since September 1998. From January 1998 until September 1998, he served as the Company's Senior Vice President and Chief Operating Officer. From 1986 until January 1998, Dr. Pass served as the Chief Executive Officer and President of National Behavioral Science Consultants, Inc., a consulting firm specializing in innovative productivity and profitability enhancement and human resource programs. From September 1991 until June 1995, Dr. Pass also served as a Corporate Vice President for Chambers Development Corporation.

  Donald J. Marr has served as the Company's Senior Vice President and Chief Financial Officer since January 1998. From 1986 through 1997, he held a series of management positions with KeyCorp, most recently as Senior Vice President, Planning and Analysis. From January 1984 to October 1986, he held various positions at the accounting firm of Coopers & Lybrand. Mr. Marr is a certified public accountant.

  Robert J. Adams, Jr. has served as the Company's Senior Vice President and Chief Acquisition Officer since June 1998. From February 1998 to May 1998, Mr. Adams provided acquisition-related consulting services to the Company. From April 1996 through January 31, 1998, Mr. Adams served as a Manager of Corporate Development for Republic Industries, Inc. From October 1995 through March 1996, Mr. Adams was employed by RJA, Inc. and from June 1990 through September 1995 he was employed by Waste Management, Inc. as an operations manager.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Common Stock began trading on the Nasdaq National Market on May 1, 1998 under the symbol "URSI." The table below sets forth the high and low sale prices for the Common Stock on the Nasdaq National Market for the periods indicated:

   1998                                                           High     Low
   ----                                                           ----   -------
   Second Quarter (beginning May 1)............................ $19 9/16 $15 1/8
   Third Quarter...............................................     26     9 1/2
   Fourth Quarter..............................................  19 1/4    5 3/4

  As of March 22, 1999, there were approximately 122 record holders of the Company's Common Stock.

  The Company has never paid any cash dividends on its Common Stock, and intends to retain its earnings to finance the development of its business for the foreseeable future. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, the Company's financial condition, restrictions in financing agreements and other factors deemed relevant by the Company's Board of Directors. The payment of dividends by the Company is restricted by the Company's credit facility and its Purchase Agreement (the "Charterhouse Purchase Agreement") with Charter URS LLC ("Charterhouse") pursuant to which the Company issued $75.0 million aggregate principal amount of 8% Convertible Subordinated Debentures due 2008 (the "Debentures") to Charterhouse.

  During the fourth quarter of 1998, the Company issued and sold the following unregistered securities, the purchasers of which were all accredited investors:

    (1) On October 14, 1998, the Company issued an aggregate of 41,346 shares of Common Stock to Bobby D. Freeman and Dorothy Freeman in connection with its acquisition of Freeman's Transporting, Inc.

    (2) On December 7, 1998, the Company issued $43,500,000 aggregate principal amount of its Debentures to Charterhouse pursuant to the Charterhouse Purchase Agreement. Such Debentures are convertible into the Company's Common Stock at a conversion price of $15.00 per share, subject to adjustment as set forth in the Charterhouse Purchase Agreement.

  The sales of the securities listed above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

ITEM 6. Selected Financial Data

  The Company purchased the Founding Companies simultaneously with its initial public offering in May 1998. During the remainder of 1998, the Company purchased a total of 34 additional businesses. The following selected consolidated financial data as of December 31, 1997 and December 31, 1998 and for the period from July 25, 1997 (inception) to December 31, 1997 and for the year ended December 31, 1998 have been taken from the consolidated financial statements of the Company. For financial statement presentation purposes, Northland Auto Transporters, Inc. and Northland Fleet Leasing, Inc., ("Northland"), one of the Founding Companies, has been designated as the Company's predecessor entity. The following selected historical financial data for Northland as of December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997 have been derived from the audited financial statements of Northland.

  The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the related notes included elsewhere in this Report.

                              Period From
                             July 25, 1997
                            (inception) to               Year Ended
                           December 31, 1997          December 31, 1998
                          -------------------        --------------------
                          (Dollars in thousands, except per share
                                  amounts and share data)
Consolidated statement
 of operations data--
 United Road Services,
 Inc.:
Net revenue.............     $               --         $             87,919
Cost of revenue.........                     --                       64,765
                             -------------------        --------------------
Gross profit............                     --                       23,154
Selling, general and ad-
 ministrative expenses..                     174                      12,428
Goodwill amortization...                     --                        1,745
                             -------------------        --------------------
Income (loss) from oper-
 ations.................                    (174)                      8,981
Interest income (ex-
 pense) and other, net..                     --                       (1,086)
                             -------------------        --------------------
Income (loss) before in-
 come taxes.............                    (174)                      7,895
Income tax expense......                     --                        3,503
                             -------------------        --------------------
Net income (loss).......     $              (174)       $              4,392
                             ===================        ====================
Diluted net income
 (loss) per share.......     $             (0.08)       $               0.42
                             ===================        ====================
Shares used in computing
 diluted net income
 (loss) per share.......               2,055,300(1)               10,389,903(1)
                             ===================        ====================

                                                  At                At
                                           December 31, 1997 December 31, 1998
                                           ----------------- -----------------
                                                     (In thousands)
Balance sheet data--United Road Services,
 Inc.:
Working capital (deficit).................       $(104)          $  9,330
Total assets..............................          50            248,732
Long-term obligations, excluding current
 installments.............................         --              65,255
Stockholders' equity (deficit)............        (104)           163,766

                                                 Years Ended December 31,
                                               ------------------------------
                                                1994    1995    1996   1997
                                               ------  ------  ------ -------
                                                      (In thousands)
Historical statement of operations data--
 Northland:
Net revenue................................... $3,769  $4,671  $6,353 $10,159
Operating income (loss).......................    (44)    324     346   1,438
Other income (expense), net...................    117     (18)    --      (49)
Net income....................................     67     275     346   1,054

                                                           At December 31,
                                                       -----------------------
                                                       1994  1995  1996  1997
                                                       ----- ----- ----- -----
                                                           (In thousands)
Historical balance sheet data--Northland:
Working capital....................................... $  52 $ 375 $ 235 $ 399
Total assets.......................................... 2,368 2,653 3,268 5,465
Long-term obligations, excluding current install-
 ments................................................   205   257   331 1,074
Stockholders' equity.................................. 1,369 1,645 1,991 3,045

--------
(1) Represents actual weighted average outstanding shares, adjusted for any incremental effect of options, warrants, shares withheld in connection with acquisitions or 1998 earn-out shares payable to the former owners of the Founding Companies and one other acquired company.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and "Selected Financial Data" included elsewhere in this Report. In addition to the historical information provided, this discussion contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made elsewhere in this document should be considered as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in "Factors Influencing Future Results and Accuracy of Forward-Looking Statements."

Introduction

  The Company provides a broad range of towing, recovery and transport services. The services that the Company offers include:

  .  towing, impounding and storing motor vehicles;
  .  conducting lien sales and auctions of abandoned vehicles;
  . towing and recovering heavy-duty commercial and recreational vehicles; . towing heavy equipment; and
  .  transporting new and used vehicles.

  The Company derives revenue from towing, recovery and transport services based on distance, time or fixed charges and from related impounding and storage fees. If an impounded vehicle is not claimed within a period prescribed by law (typically between 30 and 90 days), the Company initiates and completes lien proceedings and the vehicle is sold at auction or to a scrap metal facility, depending on the value of the vehicle. Depending on the jurisdiction, the Company may either keep all the proceeds from the vehicle sales, or keep the proceeds up to the amount of the towing and storage fees and pay the remainder to the municipality or law enforcement agency. Services are provided in some cases under contracts with towing and transport customers. In other cases, services are provided to towing and transport customers without a long-term contract. The prices charged for towing and storage of impounded vehicles for municipalities or law enforcement agencies are limited by contractual provisions or local regulation.

  Cost of revenue consists primarily of the following:

  . salaries and benefits of drivers, dispatchers, supervisors and other employees;

  .  fees charged by subcontractors;

  .  fuel;

  .  depreciation, repairs and maintenance;

  .  insurance;

  .  parts and supplies;

  .  other vehicle expenses; and

  .  equipment rentals.

  Selling, general and administrative expenses consist primarily of the following:

  .  compensation and benefits to sales and administrative employees;

  .  fees for professional services;

  .  depreciation of administrative equipment and software;

  .  advertising; and

  .  other general office expenses.

  In the case of law enforcement and private impound towing, payment is obtained either from the owner of the impounded vehicle when the owner claims the vehicle or from the proceeds of lien sales, scrap sales or auctions. With respect to other operations, customers are billed upon completion of services provided, with payment generally due within 30 days. Revenue is recognized as follows:

  . towing and recovery revenue is recognized at the completion of each engagement;

  . transport revenue is recognized upon the delivery of the vehicle or equipment to its final destination;

  . revenue from lien sales or auctions is recognized when title to the vehicle has been transferred; and

  .  revenue from scrap sales is recognized when the scrap metal is sold.

  Expenses related to the generation of revenue are recognized as incurred.

  At the time of its initial public offering in May 1998, the Company acquired the seven Founding Companies. Between May 6, 1998 and December 31, 1998, the Company acquired a total of 34 additional motor vehicle and equipment towing, recovery and transport service businesses for aggregate consideration of approximately $79.6 million in cash, 2,918,608 shares of Common Stock and the assumption of approximately $23.2 million of indebtedness.

  Management's discussion and analysis addresses the Company's historical results of operations and financial condition as shown in its consolidated financial statements for the period from July 25, 1997 (inception) through December 31, 1997 and for the year ended December 31, 1998. The historical results for the year ended December 31, 1998 include the results of all businesses acquired prior to December 31, 1998 from their respective dates of acquisition.

  If all of the companies acquired since inception were to be included in the Company's pro forma results of operations as if these acquisitions had occurred on January 1, 1997, net sales, net income and diluted net income per share for the year ended December 31, 1997 and 1998 would have been:

                                                        Year ended   Year ended
                                                       December 31, December 31,
                                                           1997         1998
                                                       ------------ ------------
                                                            (In thousands)
   Net revenue........................................   $163,024     $196,509
                                                         ========     ========
   Net income.........................................   $  8,947     $ 11,571
                                                         ========     ========
   Diluted net income per share.......................   $   0.58     $   0.74
                                                         ========     ========

  This pro forma information assumes that the Company acquired the Founding Companies and the Acquired Companies on January 1, 1997, with certain pro forma adjustments as described elsewhere herein. The pro forma results of operations are not necessarily indicative of the results the Company would have obtained had these businesses been acquired on January 1, 1997 or of the Company's future results.

  All of the acquisitions completed by the Company to date have been accounted for using the purchase method of accounting. As a result, the amount by which the fair value of the consideration paid exceeds the fair value of the net assets purchased by the Company ($173.7 million) has been recorded as goodwill. This goodwill will be amortized over its estimated useful life of 40 years as a non-cash charge to operating income.

  The owners of certain businesses that the Company has acquired have agreed to reductions in their compensation and benefits in connection with such acquisitions. The aggregate amount of such reductions, had they been in effect in 1997 and 1998, would have been $8.6 million and $5.2 million, respectively.

Results of Operations

  The Company operates in two reportable operating segments: (1) transport and
(2) towing and recovery. Through its transport segment, the Company provides transport services for new and used vehicles to a broad range of customers throughout the United States. Through its towing and recovery segment, the Company provides a variety of towing and recovery services in its local markets, including towing, impounding and storing motor vehicles, conducting lien sales and auctions of abandoned vehicles, towing heavy equipment and recovering and towing heavy-duty commercial and recreational vehicles.

  Historical Results for the Year Ended December 31, 1998

  Net Revenue. Net revenue was $87.9 million for the year ended December 31, 1998, of which $46.9 million, or 53.4% of net revenue, related to transport services and $41.0 million, or 46.6% of net revenue, related to towing and recovery services. Transport revenue was derived from three Founding Companies acquired in conjunction with the initial public offering and nine additional transport businesses acquired prior to December 31, 1998. The Founding Companies involved in transport services experienced an internal growth rate of 35.6% in net revenue in 1998 as compared to 1997 as a result of incremental business development and enhanced capacity. Towing and recovery revenue was derived from four Founding Companies acquired in conjunction with the initial public offering and 25 additional towing and recovery businesses acquired prior to December 31, 1998. The Founding Companies involved in towing and recovery services experienced an internal growth rate of 16.1% in net revenue in 1998 as compared to 1997 as a result of an increased focus on heavy-duty and higher margin services, coupled with limited price increases.

  Gross Profit. Cost of revenue was $64.8 million, or 73.7% of net revenue, for the year ended December 31, 1998, resulting in gross profit of $23.1 million, or 26.3% of net revenue. Transport cost of revenue was $35.0 million, or 74.6% of transport net revenue, for the year ended December 31, 1998, resulting in transport gross profit of $11.9 million. The most significant components of transport cost of revenue consisted of labor, subcontractor/broker costs, fuel, tires and other vehicle service and maintenance costs. Towing and recovery cost of revenue was $29.8 million, or 72.7% of towing and recovery net revenue, for the year ended December 31, 1998, resulting in towing and recovery gross profit of $11.2 million. The most significant components of towing and recovery cost of revenue consisted of labor, subcontractor/broker costs, fuel and preparation for auctions and lien sales.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.4 million, or 14.1% of net revenue, for the year ended December 31, 1998. Transport selling, general and administrative expenses were $3.4 million, or 7.2% of transport net revenue, for the year ended December 31, 1998. The most significant component of transport selling, general and administrative expenses consisted of administrative salaries and benefits of $2.4 million. Towing and recovery selling, general and administrative expenses were $5.4 million, or 13.2% of towing and recovery net revenue, for the year ended December 31, 1998. The most significant component of towing and recovery selling, general and administrative expenses consisted of administrative salaries and benefits of $4.1 million. Selling, general and administrative expenses related to corporate headquarters were $3.6 million, or 4.1% of net revenue, for the year ended December 31, 1998. The most significant components of corporate headquarters selling, general and administrative expenses consisted of administrative salaries and benefits, data center operational expenses, professional fees and travel.

  Income from Operations. Income from operations was $9.0 million, or 10.2% of net revenue for the year ended December 31, 1998, of which $7.9 million related to transport services and $4.7 million related to towing and recovery services, offset by corporate headquarters selling, general and administrative expenses of $3.6 million.

  Historical Results for the Year Ended December 31, 1997

  The Company conducted no operations and generated no net revenue or cost of revenue for the period July 25, 1997 (inception) through December 31, 1997. Selling, general and administrative expenses were $174,000 for this period. No other income (expense) or tax benefit were generated, resulting in a net loss of $174,000 for the period.

  Liquidity and Capital Resources

  As of December 31, 1998, the Company had approximately:

  .  $3.4 million of cash and cash equivalents,

  .  $9.3 million of working capital, and

  . $63.2 million of outstanding indebtedness, excluding current installments.

  In the year ended December 31, 1998, the Company generated $8.1 million of cash from operations. The Company believes its cash flow was enhanced by increased utilization of vehicles, a favorable mix of services toward higher margin activities, savings relating to the centralization of certain services and purchasing economies such as insurance and fuel. Cash provided by operations was offset by an increase in accounts receivable of $2.4 million and a decrease in accounts payable of $1.6 million. During 1998, the Company used $126.9 million of cash in investing activities ($118.2 million of which related to acquisitions of businesses and $11.3 million of which related to purchases of new vehicles and equipment), and generated $122.2 million of cash through financing activities. Financing activities consisted of payments on long-term debt and capital lease obligations assumed in acquisitions of $27.1 million and payments of deferred financing costs of $3.3 million, offset by net cash proceeds from issuance of Common Stock and debt of $152.6 million.

  The Company has a credit facility with a group of banks that enables the Company to borrow up to $90.0 million on a revolving basis. The credit facility terminates in October 2001, at which time all outstanding indebtedness will be due. Borrowings under the credit facility accrue interest, at the Company's option, at either (a) the base rate (which is equal to the greater of (i) the federal funds rate plus 0.5% and (ii) Bank of America's reference rate), or (b) the eurodollar rate (which is equal to Bank of America's reserve adjusted eurodollar rate plus a margin ranging from 1.5% to 2.5% per annum).

  Obligations under the credit facility are guaranteed by the Company's subsidiaries. The Company's obligations and the obligations of the Company's subsidiaries under the credit facility and related guarantees are secured by substantially all of the Company's assets, the assets of the Company's subsidiaries and the stock of the Company's subsidiaries. Under the credit facility, the Company must comply with various loan covenants, including maintenance of certain financial ratios, restrictions on additional indebtedness, and restrictions on liens, guarantees, advances and dividends. In addition, the ability to borrow under the credit facility is subject to customary drawing conditions. The credit facility also requires prior approval by the banks of certain acquisitions. In connection with the credit facility, the Company issued to Bank of America a warrant to purchase 117,789 shares of Common Stock at an exercise price of $13.00 per share, subject to adjustment as provided in the Warrant Agreement. The warrant expires on June 16, 2003.

  On November 19, 1998, the Company entered into a Purchase Agreement with Charterhouse providing for the issuance to Charterhouse of up to $75 million aggregate principal amount of Debentures. The Debentures are convertible into Common Stock at any time, at Charterhouse's option, at an initial exercise price of $15.00 per share, subject to adjustment as provided in the Purchase Agreement. The conversion price exceeded the fair market value of the Common Stock on the date of execution of the Purchase Agreement. Following five years after the date of first issuance, the Debentures are redeemable at the Company's option at 100% of their principal amount if the average closing price of the Company's Common Stock exceeds 150% of the conversion price over a thirty day period. The Company issued $43.5 million aggregate principal amount of Debentures to Charterhouse at a first closing on December 7, 1998.

  The Company issued the remaining $31.5 million aggregate principal amount of Debentures to Charterhouse at a second closing on March 16, 1999. The Debentures bear interest at a rate of 8% annually, payable in kind for the first five years following issuance, and thereafter either in kind or in cash, at the Company's discretion. Pursuant to the Purchase Agreement, the Company paid Charterhouse a fee of 1% of the principal amount of the Debentures issued at each closing. The Company also agreed to pay certain fees and expenses incurred by Charterhouse in connection with the transaction.

  The Company's accounting and financial reporting activities are centralized in Albany, New York. The Company is in the process of implementing its proprietary National Transportation Management System for its transport operations and a standardized operating system for its towing and recovery operations. As of December 31, 1998, approximately $3.9 million had been spent to develop and install the integrated financial and information systems. Although it is expected that the Company will need to upgrade and expand these systems in the future, the Company cannot currently quantify the amount that will be spent to do so.

  The Company spent $11.3 million on purchases of vehicles and equipment (including the $3.9 million spent in connection with installation of the information systems) during the year ended December 31, 1998. Other than expenditures relating to the information systems, these expenditures were primarily for transport and towing and recovery vehicles. During 1998, the Company made expenditures of $2.2 million on towing and recovery vehicles and $3.7 million on transport vehicles. These expenditures were financed primarily with cash flow from operations and debt.

  Between May 6, 1998, when the Company completed its initial public offering and the acquisitions of the Founding Companies, and December 31, 1998, the Company acquired 34 other motor vehicle and equipment towing, recovery and transport businesses for aggregate consideration of $79.6 million in cash, 2,918,608 shares of Common Stock and the assumption of approximately $23.2 million of indebtedness. The cash portion of these acquisitions were funded through proceeds from the initial public offering and long-term borrowings. At December 31, 1998, the Company had entered into a definitive agreement to acquire one additional transport business for aggregate consideration of approximately $29.5 million.

  The Company expects to fund its ongoing liquidity needs through the issuance of additional Common Stock, borrowings, including use of amounts available under the credit facility, and cash flow from operations.

  In the past, the Company has financed its acquisitions by using a combination of Common Stock, cash and debt. If the Common Stock does not maintain a sufficient market value, or if the owners of the businesses the Company wishes to acquire are unwilling to accept Common Stock as part of the purchase price, the Company may be required to use more of its cash resources, if available, or seek additional capital, in order to pursue its acquisition program. The consideration for each future acquisition will vary on a case-by-case basis, with the major factors in establishing the purchase price being the historical operating results and future prospects of the business to be bought and the ability of that business to complement the services the Company offers.

  Seasonality; Cyclicality

  The Company may experience significant fluctuations in its quarterly operating results due to seasonal, cyclical and other variations in the demand for towing, recovery and transport services. Specifically, the demand for towing and recovery services is generally highest in extreme weather, such as heat, cold, rain and snow. Although the demand for automobile transport tends to be strongest in the months with the mildest weather, since inclement weather tends to slow the delivery of vehicles, the demand for automobile transport is also a function of the timing and volume of lease originations, dealer inventories and new and used auto sales.

Year 2000 Readiness

  The "Year 2000 problem" exists because many computer programs, embedded systems and components were designed to refer to a year by the last two digits of the year, such as "99" for "1999." As a result, certain of these systems may not properly recognize that the year that follows "1999" is "2000" and not "1900." If the Year 2000 problems are not corrected, such systems could fail or produce erroneous results. No one knows the extent of the potential impact of the Year 2000 problem generally.

  The Company's State of Readiness.

  The Company has implemented an enterprise-wide Year 2000 readiness project consisting of the following phases:

   Assessment and Impact Analysis

  The Company has identified certain systems, equipment, and applications, including embedded systems and other "non-information technology," that are utilized in its towing and transport operations, or in its finance, payroll, and administration departments and that are necessary to operate its business without disruption (the "Mission Critical Systems"). These Mission Critical Systems include servers, desktop and notebook computers, data communication equipment, peripherals, network and desktop operating systems (collectively, "IT Infrastructure"), desktop application suites, payroll and financial software, towing and transportation applications, and interfaces with the Company's financial systems.

  The Company and its various divisions also utilize certain other hardware and software, operating systems, relationships and services in their day-to-day operations which are not necessarily critical to their operations. The Company is in the process of identifying and evaluating these systems and functions and will include in its Year 2000 readiness project any systems that are deemed material to the Company's business (collectively, "Important Functions").

  The Company is in the process of sending Year 2000 Questionnaires to all of its significant suppliers, customers, service providers and other business partners. As the responses are received, they will be catalogued and assessed for possible impact on the Company's operations. The Company has sent approximately 200 questionnaires to suppliers and has received approximately seven responses. The Company has also sent approximately 60 questionnaires to customers and has received no responses to date.

  As of the date of this Report, the Company has identified and assessed the impact of Year 2000 problems with respect to all of its Mission Critical Systems. By the end of July 1999, it expects to have determined which of its other systems and functions should be deemed Important Functions and included within the Year 2000 readiness project and to have assessed the impact of all related responses to Year 2000 Questionnaires that have been returned by that date. With respect to the remaining Year 2000 Questionnaires and any additional acquisitions that the Company may complete during 1999, this phase is expected to continue throughout the year.

   Test Planning

  Based on the results of its Impact Analysis, the Company and its outside Year 2000 consultant will identify the steps necessary to ensure Year 2000 readiness of all Mission Critical Systems and Important Functions. This analysis will determine whether the system or function will be tested using Year 2000 scanning software, manually tested or checked through website or personal letter confirmation. The Company has completed this process with respect to its Mission Critical Systems and expects to complete this process with respect to Important Functions at all of its existing locations by the end of June 1999. With respect to any additional acquisitions that the Company may complete during 1999, this process is expected to continue throughout the year.

   Testing

  This phase consists of implementing the testing procedures that were developed during the Test Planning phase with respect to all Mission Critical Systems and Important Functions. The Company is in various stages of completion of this phase with respect to its Mission Critical Systems, as more fully described below. With respect to Important Functions at its existing locations, the Company expects that this phase will be complete by the end of September 1999. With respect to any additional acquisitions that the Company may complete during 1999, this process is expected to continue throughout the year.

  When the Company was formed, management assessed the appropriateness of various computer hardware and software technologies in light of the Company's strategic objectives. Because this occurred in the latter half of 1998, management was able to select hardware and financial software that was represented by the vendors to be Year 2000 ready.

  The software that the Company uses to operate its centralized accounting and financial reporting functions has been tested by the supplier, and the supplier has provided preliminary indications that the software will be Year 2000 ready. With the assistance of its outside Year 2000 consultant, the Company plans to confirm the Year 2000 readiness of these systems through additional testing prior to September 30, 1999.

  The Company's payroll operations are managed by a national payroll processor, which has provided the Company with written assurances that its systems are Year 2000 ready.

  In order to increase the functionality of its transport operations systems, the Company has developed a National Transportation Management System to replace the local systems that are currently in use at its transport locations. The software consultant that assisted the Company in developing the National Transportation Management System has provided the Company with written assurances that the system is designed to be Year 2000 ready and has advised the Company that it will fully test the software and provide written certification of Year 2000 readiness by the end of September 1999. The Company has begun installing this software at several locations, and currently expects to install it at all of its existing transport locations prior to December 31, 1999.

  In order to increase the functionality of its towing operations systems, the Company intends to replace substantially all of the local operating systems utilized at its towing locations with standardized operational software. The vendor that developed this software has provided the Company with written assurances that this software is Year 2000 ready. The Company has completed installation of this software at several locations, and currently expects to complete installation at substantially all of its existing towing locations before December 31, 1999. With respect to the remaining towing locations, the Company plans to continue to utilize the existing systems and supply an interface to the Company's standardized operating system.

  The Company has also installed interfaces between its various software applications and its financial systems. The Company's outside Year 2000 consultant will test these interfaces for Year 2000 readiness and provide written certification of such readiness by the end of September 1999.

  The Company's IT Infrastructure has both centralized, datacenter elements and remote elements at each location. Datacenter infrastructure is comprised of equipment and software that is all less than one year old, and the Company has received written assurances from its infrastructure vendors that these systems are Year 2000 ready. The Company's outside Year 2000 consultant will also test the Company's datacenter infrastructure and provide written certification of Year 2000 readiness by the end of September 1999.

  In order to improve the efficiency of its acquired businesses and to include their systems within the Company's wide area network, the Company upgrades or replaces the remote infrastructure of its acquired entities to meet corporate standards as soon as reasonably practicable following the Company's acquisition of such entities. Remote infrastructure upgrades and replacements for all locations acquired on or before December 31, 1998 are expected to be completed by the end of May 1999.

  The Company plans to survey and, where appropriate, conduct website confirmation, of the Year 2000 readiness of its telecommunications equipment and service vendors. The Company expects that this process will be complete by the end of September 1999.

    Remediation

  During this phase, the Company intends to develop and implement appropriate corrective procedures for those Mission Critical Systems and Important Functions that it determines during the Testing phase are not Year 2000 ready. The Company will determine, on a case-by-case basis, whether such systems and functions should be upgraded or replaced, or whether a custom remediation plan should be implemented. In the case of the Company's business partners, remediation may involve the designation of alternative service providers.

    Contingency Planning

  As part of the Contingency Planning phase of its Year 2000 readiness project, the Company intends to develop and test manual contingency plans for its dispatch operations and for certain of its financial operations. While computerized systems make the Company more efficient, the Company believes it can perform all necessary functions manually, although not as efficiently. In the past, certain of the Company's divisions have operated successfully on a manual basis. In addition, the Company has successfully interacted with certain of its vendors and customers on a manual basis.

  In the event that any of the Company's other Mission Critical Systems or Important Functions will not be Year 2000 ready by December 31, 1999, the Company will identify, consider, and determine appropriate alternatives. The Company expects that any such contingency plans will be implemented during the fourth quarter of 1999.

  The Costs to Address the Company's Year 2000 Issues

  Through December 31, 1998, the Company has incurred costs of approximately $3.9 million to develop and install its information systems described above. Because these systems were developed and installed during the latter half of 1998, management was able to take Year 2000 readiness into account in selecting hardware and software technologies that would meet the Company's objectives. As a result, the Company has not incurred, and does not expect to incur, material costs to upgrade or replace its information systems to address Year 2000 issues. The Company currently expects to incur up to $300,000 of consulting fees and other costs related to its Year 2000 readiness project during 1999.

  The Risks of the Company's Year 2000 Issues

  Installation of the Company's information systems may not be completed at all of its locations before December 31, 1999. In addition, it is possible that the systems, when installed, may not function properly. In such event, the Company would be forced to rely on manual performance of its central administrative functions along with the local dispatch and operating systems utilized by its acquired businesses prior to their acquisition by the Company. There can be no assurance that such systems will be Year 2000 ready, or that the vendors and other service providers associated with such businesses will be Year 2000 ready. If the local dispatch and operating systems utilized by its acquired businesses do not function properly after December 31, 1999, the Company will be required to perform all critical functions on a manual basis. Any resulting inefficiency could have a material adverse effect on the Company's business, financial condition and results of operations.

  Because the Company has not yet received responses to its Year 2000 Questionnaires from all of its business partners, it is uncertain as to whether all of its business partners will be Year 2000 ready before December 31, 1999. The Company is unable to predict the impact that Year 2000 problems at vendors, customers or financial institutions may have on the Company. The Company intends to continue to address Year 2000 issues with its business partners, and will implement contingency plans to the extent necessary.

  The foregoing constitutes a Year 2000 statement and readiness disclosure subject to the protections afforded it by the federal Year 2000 Information and Readiness Disclosure Act of 1998.

ITEM 7A. Quantitative and Qualitative Discussions about Market Risk.

  The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rates through use of floating rate debt. The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. The table below provides information about the Company's financial instruments that are sensitive to interest rate changes. The table presents principal cash flows by expected maturity dates for floating rate debt instruments as of December 31, 1998. There were no derivative financial instruments at December 31, 1997.

                                          Expected Maturity Date
                          ------------------------------------------------------
                                                                          Fair
                          1999 2000  2001   2002 2003 Thereafter  Total   Value
                          ---- ---- ------- ---- ---- ---------- ------- -------
Long-term debt
Variable rate............ --   --   $18,800 --   --      --      $18,800 $18,800

  Average interest rate will be at the base rate (the higher of the Federal funds rate plus 0.5% or the reference rate, as defined) plus the base rate margin, or the bank's Eurodollar rate plus a margin of 1.5% to 2.5%.

ITEM 8. Financial Statements and Supplementary Data

  The Company's Consolidated Financial Statements and the Financial Statements of the Founding Companies included in this Report beginning at page F-1 are incorporated in this Item 8 by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The information required by this Item with respect to the identity and business experience of the Company's directors is set forth in Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 1999, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

  The information required by this Item with respect to the identity and business experience of the Company's executive officers is set forth on page 13 of this Report under the caption "Executive Officers of the Registrant."

  The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 1999, under the Caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

ITEM 11. Executive Compensation

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 1999, under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Organization and Renumeration of the Board of Directors," which information is hereby incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 1999 under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is hereby incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 1999 under the caption "Certain Relationships and Related Transactions," which information is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)(1) Financial Statements

  See Index to Financial Statements on Page F-1 of this Report

  (2) Financial Statement Schedules

  Schedule II-Valuation and Qualifying Accounts

  Other schedules have been omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or the notes thereto.

  (3) Exhibits

 Number                         Description of Document
 ------                         -----------------------
  2.1   Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Northland Auto Transporters, Inc. and the
        Stockholder named therein (incorporated by reference to the same-
        numbered Exhibit to the Company's Registration Statement on Form S-1
        (Registration No. 333-46925)).
  2.2   Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Northland Fleet Leasing, Inc. and the
        Stockholder named therein (incorporated by reference to the same-
        numbered Exhibit to the Company's Registration Statement on Form S-1
        (Registration No. 333-46925)).
  2.3   Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Falcon Towing and Auto Delivery, Inc. and the
        Stockholder named therein (incorporated by reference to the same-
        numbered Exhibit to the Company's Registration Statement on Form S-1
        (Registration No. 333-46925)).
  2.4   Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Smith-Christensen Enterprises, Inc., City
        Towing, Inc. and the Stockholders named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration
        Statement on Form S-1 (Registration No. 333-46925)).
  2.5   Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Caron Auto Works, Inc. and the Stockholders
        named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration
        No. 333-46925)).
  2.6   Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Caron Auto Brokers, Inc. and the Stockholder
        named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration
        No. 333-46925)).
  2.7   Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Absolute Towing and Transporting, Inc. and the
        Stockholder named therein (incorporated by reference to the same-
        numbered Exhibit to the Company's Registration Statement on Form S-1
        (Registration No. 333-46925)).
  2.8   Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Keystone Towing, Inc. and the Stockholder named therein (incorporated by reference to the same-numbered Exhibit to the
        Company's Registration Statement on Form S-1 (Registration No. 333-
        46925)).
  2.9   Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, ASC Transportation Services, Auto Service Center
        and the Stockholder named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form
        S-1 (Registration No. 333-46925)).

 Number                         Description of Document
 ------                         -----------------------
  2.10  Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Silver State Tow & Recovery, Inc. and the
        Stockholder named therein (incorporated by reference to the same-
        numbered Exhibit to the Company's Registration Statement on Form S-1
        (Registration No. 333-46925)).
  2.11  Form of Amendment Number One to Agreement and Plan of Reorganization
        dated as of February 23, 1998, by and among the Company, Keystone
        Towing, Inc. and the Stockholder named therein (incorporated by reference to the same-numbered Exhibit to Amendment No. 3 to the
        Company's Registration Statement on Form S-1 (Registration No. 333-
        46925)).
  2.12  Stock Purchase Agreement, dated as of August 21, 1998, by and among the
        Company, E & R Towing and Garage, Inc., Gerald J. Corcoran, Edward V.
        Corcoran, Jr. and David Corcoran (incorporated by reference to Exhibit
        2.1 to the Company's Current Report on Form 8-K dated August 21, 1998).
  2.13  Stock Purchase Agreement, dated as of August 21, 1998, by and among the
        Company, Environmental Auto Removal, Inc., Gerald J. Corcoran and
        Edward V. Corcoran (incorporated by reference to Exhibit 2.2 to the
        Company's Current Report on Form 8-K dated August 21, 1998).
  2.14  Merger Agreement, dated as of November 5, 1998, by and among the
        Company, URS Transport, Inc., Pilot Transport, Inc. and the
        Shareholders named therein (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 9, 1998).
  2.15  First Amendment to Merger Agreement, dated as of December 2, 1998, by and among the Company, URS Transport, Inc., Pilot Transport, Inc. and
        the Shareholders named therein (incorporated by reference to Exhibit
        2.2 to the Company's Current Report on Form 8-K dated December 9,
        1998).
  3.1   Amended and Restated Certificate of Incorporation of the Company
        (incorporated by reference to the same numbered Exhibit to the
        Company's Registration Statement on Form S-1 (Registration
        No. 333-46925)).
  3.2   Amended and Restated Bylaws of the Company (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on
        Form S-1 (Registration No. 333-46925)).
  4.1   Specimen Common Stock Certificate (incorporated by reference to the same-numbered Exhibit to Amendment No. 3 to the Company's Registration
        Statement on Form S-1 (Registration No. 33-46925)).
  4.2   Form of 8% Convertible Subordinated Debenture due 2008 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K
        dated November 19, 1998).
 10.1   United Road Services, Inc. 1998 Stock Option Plan (incorporated by reference to the same-numbered Exhibit to the Company's Registration
        Statement on Form S-1 (Registration No. 333-46925)).*
 10.2   Stock Purchase and Restriction Agreement between the Company and Edward
        T. Sheehan (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-
        46925)).*
 10.3   Executive Employment Agreement between the Company and Edward T.
        Sheehan (incorporated by reference to the same-numbered Exhibit to the
        Company's Registration Statement on Form S-1 (Registration No. 333-
        46925)).*
 10.4   Resignation letter from Mark McKinney in favor of the Company
        (incorporated by reference to the same-numbered Exhibit to the
        Company's Registration Statement on Form S-1 (Registration
        No. 333-56603)).
 10.5   Resignation letter from Ross Berner in favor of the Company
        (incorporated by reference to the same-numbered Exhibit to the
        Company's Registration Statement on Form S-1 (Registration
        No. 333-56603)).
 10.6   Executive Employment Agreement between the Company and Allan D. Pass
        (incorporated by reference to the same-numbered Exhibit to the
        Company's Registration Statement on Form S-1 (Registration No. 333-
        46925)).*
 10.7   Executive Employment Agreement between the Company and Donald J. Marr
        (incorporated by reference to the same-numbered Exhibit to the
        Company's Registration Statement on Form S-1 (Registration No. 333-
        46925)).*
 10.8   Employment Agreement between the Company and Edward W. Morawski
        (incorporated by reference to the same-numbered Exhibit to Amendment
        No. 1 to the Company's Registration Statement on Form S-1 (Registration
        No. 333-46925)).*

 Number                         Description of Document
 ------                         -----------------------
 10.9   Consulting Agreement between the Company and Todd Q. Smart
        (incorporated by reference to the same-numbered Exhibit to Amendment
        No. 1 to the Company's Registration Statement on Form S-1 (Registration
        No. 333-46925)).*
 10.10  Credit Agreement dated as of May 8, 1998 among the Company, various financial institutions and Bank of America National Trust and Savings
        Association, as Agent (incorporated by reference to the same-numbered
        Exhibit to the Company's Registration Statement on Form S-1
        (Registration No. 333-56603)).
 10.11  Amended and Restated Executive Employment Agreement, dated as of May 1,
        1998, between the Company and Donald J. Marr (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on
        Form S-1 (Registration No. 333-56603)).*
 10.12  [Reserved]
 10.13  Form of Registration Rights Agreement between the Company and the
        Stockholders named therein (incorporated by reference to the same-
        numbered Exhibit to Amendment No. 1 to the Company's Registration
        Statement on Form S-1 (Registration No. 333-46925)).
 10.14  Form of Indemnification Agreement between the Company and each of the
        Company's executive officers and directors (incorporated by reference to the same-numbered Exhibit to Amendment No. 2 to the Company's
        Registration Statement on Form S-1 (Registration No. 333-46925)).*
 10.15  Lease between the Company and Edward W. Morawski (incorporated by reference to the same-numbered Exhibit to Amendment No. 1 to the
        Company's Registration Statement on Form S-1 (Registration No. 333-
        46925)).
 10.16  Consulting Agreement, dated as of May 7, 1998, by and between the
        Company and Mark J. Henninger (incorporated by reference to the same-
        numbered Exhibit to the Company's Registration Statement on Form S-1
        (Registration No. 333-65563)).*
 10.17  Employment Agreement, dated as of June 1, 1998, between the Company and
        Robert Joseph Adams, Jr. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June
        30, 1998).*
 10.18  First Amendment to Credit Agreement, dated as of June 26, 1998, by and among the Company, various financial institutions and Bank of America
        National Trust and Savings Association, as Agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-
        Q for the period ended June 30, 1998).
 10.19  Second Amendment to Credit Agreement, dated as of July 15, 1998, by and among the Company, various financial institutions and Bank of America
        National Trust and Savings Association, as Agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-
        Q for the period ended June 30, 1998).
 10.20  Third Amendment to Credit Agreement, dated as of September 30, 1998, by and among the Company, various financial institutions and Bank of
        America National Trust and Savings Association, as Agent (incorporated by reference to the same-numbered Exhibit to the Company's Registration
        Statement on Form S-1 (Registration No. 333-65563)).
 10.21  Stock Purchase Warrant, dated as of June 16, 1998, issued by the
        Company to Bank of America National Trust and Savings Association
        (incorporated by reference to the same-numbered Exhibit to the
        Company's Registration Statement on Form S-1 (Registration No. 333-
        65563)).
 10.22  Amended and Restated Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions, BankBoston,
        N.A., as Documentation Agent and Bank of America National Trust and
        Savings Association, as Agent (incorporated by reference to the same-
        numbered Exhibit to Post-Effective Amendment No. 1 to the Company's
        Registration Statement on Form S-1 (Registration No. 333-65563)).
 10.23  First Amendment to Amended and Restated Credit Agreement, dated as of
        December 4, 1998, by and among the Company, various financial institutions, BankBoston, N.A., as Documentation Agent and Bank of
        America National Trust and Savings Association, as Agent (incorporated by reference to the same-numbered Exhibit to Post-Effective Amendment
        No. 1 to the Company's Registration Statement on Form S-1 (Registration
        No. 333-65563)).

 Number                         Description of Document
 ------                         -----------------------
 10.24  Purchase Agreement, dated as of November 19, 1998, by and between
        Charter URS LLC and the Company (incorporated by reference to Exhibit
        99.1 to the Company's Current Report on Form 8-K dated November 19,
        1998).
 10.25  Registration Rights Agreement, dated as November 19, 1998, by and between Charter URS LLC and the Company (incorporated by reference to
        Exhibit 99.2 to the Company's Current Report on Form 8-K dated November
        19, 1998).
 10.26  Investors Agreement, dated as of November 19, 1998, by and between
        Charter URS LLC and the Company (incorporated by reference to Exhibit
        99.3 to the Company's Current Report on Form 8-K dated November 19,
        1998).
 10.27  Merger Agreement dated as of November 12, 1998, by and among the
        Company, URS Transport, Inc., MPG Transco, Ltd., Michael A. Wysocki,
        Patrick M. Riley and Gary R. Sienkiewicz (incorporated by reference to the same-numbered Exhibit to Post-Effective Amendment No. 1 to the
        Company's Registration Statement on Form S-1 (Registration No. 333-
        65563)).
 11.1   Statement regarding Computation of Earnings per Share (filed herewith).
 21.1   Subsidiaries of the Registrant (incorporated by reference to the same-
        numbered Exhibit to Post-Effective Amendment No. 1 to the Company's
        Registration Statement on Form S-1 (Registration No. 333-65563)).
 23.1   Consent of KPMG LLP (filed herewith).
 27.1   Financial Data Schedule (filed herewith).

--------
* Indicates management agreement or compensatory plan or arrangement.

   (b) Reports on Form 8-K

  The Company filed the following reports on Form 8-K during the quarterly period ended December 31, 1998:

    (i) Amended Current Report on Form 8-K/A, dated August 21, 1998, filed by the Company on October 26, 1998 to include, under Item 5, historical financial statements and unaudited pro forma combined financial information with respect to seven businesses the Company acquired between May 6, 1998 and October 8, 1998.

    (ii) Current Report on Form 8-K, dated November 19, 1998, filed by the Company on December 8, 1998 to report, under Item 5, that on November 19, 1998, the Company entered into a Purchase Agreement with Charter URS LLC, relating to the Company's sale to Charter URS LLC of up to $75.0 million aggregate principal amount of the Company's 8% Convertible Subordinated Debentures due 2008.

    (iii) Current Report on Form 8-K, dated December 9, 1998, filed by the Company on December 24, 1998 to report, under Item 2, that on December 9, 1998, the Company acquired all of the capital stock of Pilot Transport, Inc. from the stockholders thereof.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED ROAD SERVICES, INC.

                                                 /s/ Edward T. Sheehan
Date: March 29, 1999                      By: _________________________________
                                             Edward T. Sheehan

                                             Chairman of the Board, Chief
                                             Executive Officer and  Secretary
  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Edward T. Sheehan            Chairman of the Board,       March 29, 1999
______________________________________  Chief Executive Officer
          Edward T. Sheehan             and Secretary (principal
                                        executive officer)

        /s/ Donald J. Marr             Senior Vice President and    March 29, 1999
______________________________________  Chief Financial Officer
            Donald J. Marr              (principal financial and
                                        accounting officer)

      /s/ Edward W. Morawski           Vice President and           March 29, 1999
______________________________________  Director
          Edward W. Morawski

       /s/ Grace W. Hawkins            Director                     March 29, 1999
______________________________________
           Grace W. Hawkins

        /s/ Todd Q. Smart              Director                     March 29, 1999
______________________________________
            Todd Q. Smart

     /s/ Richard A. Molyneux           Director                     March 29, 1999
______________________________________
         Richard A. Molyneux

      /s/ Mark J. Henninger            Director                     March 29, 1999
______________________________________
          Mark J. Henninger

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Merril M. Halpern            Director                     March 29, 1999
______________________________________
          Merril M. Halpern

    /s/ Robert L. Berner, III          Director                     March 29, 1999
______________________________________
        Robert L. Berner, III

     /s/ Michael S. Pfeffer            Director                     March 29, 1999
______________________________________
          Michael S. Pfeffer

  /s/ Donald F. Moorehead, Jr.         Director                     March 29, 1999
______________________________________
       Donald F. Moorehead, Jr.

                               INDEX OF EXHIBITS
                                FILED HEREWITH*

 Number                Description of Document
 ------                -----------------------
  11.1  Statement regarding Computation of Earnings per Share
  23.1  Consent of KPMG LLP
  27.1  Financial Data Schedule

--------
* For a complete list of Exhibits to this Report, see Item 14(a)(3).

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
UNITED ROAD SERVICES, INC.
  Independent Auditors' Report ............................................  F-4
  Consolidated Balance Sheets .............................................  F-5
  Consolidated Statements of Operations ...................................  F-6
  Consolidated Statements of Stockholders' Equity (Deficit) ...............  F-7
  Consolidated Statements of Cash Flows ...................................  F-8
  Notes to Consolidated Financial Statements ..............................  F-9

FOUNDING COMPANIES

NORTHLAND AUTO TRANSPORTERS, INC. AND NORTHLAND FLEET LEASING, INC.
  Independent Auditors' Report ............................................ F-27
  Combined Balance Sheets ................................................. F-28
  Combined Statements of Income ........................................... F-29
  Combined Statements of Stockholder's Equity ............................. F-30
  Combined Statements of Cash Flows ....................................... F-31
  Notes to Combined Financial Statements .................................. F-32

FALCON TOWING AND AUTO DELIVERY, INC.
  Independent Auditors' Report ............................................ F-40
  Balance Sheets .......................................................... F-41
  Statements of Operations ................................................ F-42
  Statements of Stockholder's Equity ...................................... F-43
  Statements of Cash Flows ................................................ F-44
  Notes to Financial Statements ........................................... F-45

SMITH-CHRISTENSEN ENTERPRISES, INC. AND SUBSIDIARY
  Independent Auditors' Report ............................................ F-50
  Consolidated Balance Sheets ............................................. F-51
  Consolidated Statements of Operations ................................... F-52
  Consolidated Statements of Stockholders' Equity ......................... F-53
  Consolidated Statements of Cash Flows ................................... F-54
  Notes to Consolidated Financial Statements .............................. F-55

CARON AUTO WORKS, INC. AND CARON AUTO BROKERS, INC.
  Independent Auditors' Report ............................................ F-62
  Combined Balance Sheets ................................................. F-63
  Combined Statements of Operations ....................................... F-64
  Combined Statements of Stockholders' Equity ............................. F-65
  Combined Statements of Cash Flows ....................................... F-66
  Notes to Combined Financial Statements .................................. F-67

ABSOLUTE TOWING AND TRANSPORTING, INC.
  Independent Auditors' Report ............................................ F-76
  Balance Sheets .......................................................... F-77
  Statements of Operations ................................................ F-78
  Statements of Stockholder's Equity ...................................... F-79
  Statements of Cash Flows ................................................ F-80
  Notes to Financial Statements ........................................... F-81

ASC TRANSPORTATION SERVICES AND SUBSIDIARY
  Independent Auditors' Report ...........................................  F-86
  Consolidated Balance Sheets ............................................  F-87
  Consolidated Statements of Operations ..................................  F-88
  Consolidated Statements of Stockholder's Deficit .......................  F-89
  Consolidated Statements of Cash Flows ..................................  F-90
  Notes to Consolidated Financial Statements .............................  F-91

MILNE TOW AND TRANSPORT SERVICES
  Independent Auditors' Report ...........................................  F-97
  Balance Sheet ..........................................................  F-98
  Statement of Operations ................................................  F-99
  Statement of Stockholder's Equity (Deficit) ............................ F-100
  Statement of Cash Flows ................................................ F-101
  Notes to Financial Statements .......................................... F-102

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1998

                  (With Independent Auditors' Report Thereon)

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
United Road Services, Inc.:

  We have audited the accompanying consolidated balance sheets of United Road Services, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from July 25, 1997 (inception) through December 31, 1997 and for the year ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Road Services, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the period from July 25, 1997 (inception) through December 31, 1997 and for the year ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Albany, New York
March 5, 1999, except as to
Note 16(b), which is as of
March 16, 1999

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1998
                      (In thousands, except share amounts)

                                                                 1997    1998
                                                                 -----  -------
                             Assets
Current assets:
  Cash and cash equivalents..................................... $  50    3,381
  Trade receivables, net of allowance for doubtful accounts of
   $1,132.......................................................   --    16,440
  Other receivables.............................................   --     1,495
  Prepaid income taxes..........................................   --       465
  Prepaid expenses and other current assets.....................   --     1,752
  Current portion of rights to equipment under finance
   contracts....................................................   --       547
                                                                 -----  -------
    Total current assets........................................    50   24,080
Vehicles and equipment, net.....................................   --    46,814
Rights to equipment under finance contracts, excluding current
 portion........................................................   --     2,025
Deferred financing costs, net...................................   --     3,552
Goodwill, net...................................................   --   171,953
Other non-current assets........................................   --       308
                                                                 -----  -------
    Total assets................................................ $  50  248,732
                                                                 =====  =======
              Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of obligations under capital leases...... $ --       338
  Current installments of obligations for equipment under
   finance contracts............................................   --       547
  Notes payable.................................................   --        17
  Accounts payable..............................................    62    6,904
  Accrued expenses..............................................   --     4,690
  Due to related parties........................................    92    2,254
                                                                 -----  -------
    Total current liabilities...................................   154   14,750
Obligations under capital leases, excluding current portion.....   --       698
Obligations for equipment under finance contracts, excluding
 current installments...........................................   --     2,025
Long-term debt..................................................   --    62,532
Deferred income taxes...........................................   --     4,961
                                                                 -----  -------
    Total liabilities...........................................   154   84,966
                                                                 -----  -------
Stockholders' equity (deficit):
  Preferred stock; 5,000,000 shares authorized; no shares issued
   or outstanding...............................................   --       --
  Common stock, $0.001 par value; 35,000,000 shares authorized;
   15,707,085 shares issued and 15,466,004 shares outstanding at
   December 31, 1998; 2,604,000 shares issued and outstanding at
   December 31, 1997............................................     3       16
  Additional paid-in capital....................................    67  159,532
  Retained earnings (deficit)...................................  (174)   4,218
                                                                 -----  -------
    Total stockholders' equity (deficit)........................  (104) 163,766
                                                                 -----  -------
    Total liabilities and stockholders' equity.................. $  50  248,732
                                                                 =====  =======

          See accompanying notes to consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                               For the
                                             period from
                                            July 25, 1997
                                         (inception) through    Year ended
                                          December 31, 1997  December 31, 1998
                                         ------------------- -----------------
Net revenue.............................        $ --              87,919
Cost of revenue.........................          --              64,765
                                                -----             ------
  Gross profit..........................          --              23,154
Selling, general and administrative
 expenses...............................          174             12,428
Amortization of goodwill................          --               1,745
                                                -----             ------
  Income (loss) from operations.........         (174)             8,981
Other income (expense):
  Interest income.......................          --                 658
  Interest expense......................          --              (1,588)
  Other.................................          --                (156)
                                                -----             ------
  Income (loss) before income taxes.....         (174)             7,895
Income tax expense......................          --               3,503
                                                -----             ------
  Net income (loss).....................        $(174)             4,392
                                                =====             ======
Per share amounts:
  Basic earnings (loss).................        $(.08)            $  .43
                                                =====             ======
  Diluted earnings (loss)...............        $(.08)            $  .42
                                                =====             ======


          See accompanying notes to consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

    For the period from July 25, 1997 (inception) through December 31, 1997 and for the year ended December 31, 1998

                      (In thousands, except share amounts)

                                          Additional Retained       Total
                                   Common  paid-in   earnings   stockholders'
                                   stock   capital   (deficit) equity (deficit)
                                   ------ ---------- --------- ----------------
Initial capitalization...........   $ 3         67       --             70
Net loss--1997...................   --         --       (174)         (174)
                                    ---    -------     -----       -------
Balance at December 31, 1997.....     3         67      (174)         (104)
Issuance of common stock (218,736
 shares).........................   --         735       --            735
Stock issued in connection with:
  Initial public offering, net of
   offering costs
   (7,590,000 shares)............     8     89,492       --         89,500
  Acquisitions, net of certain
   registration costs
   (5,053,268 shares)............     5     68,769       --         68,774
Issuance of warrant to acquire
 117,789 shares
 of common stock.................   --         469       --            469
Net income--1998.................   --         --      4,392         4,392
                                    ---    -------     -----       -------
Balance at December 31, 1998.....   $16    159,532     4,218       163,766
                                    ===    =======     =====       =======


          See accompanying notes to consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                               For the
                                              period from
                                            July 25, 1997
                                         (inception)  through    Year ended
                                          December 31, 1997   December 31, 1998
                                         -------------------- -----------------
Net income (loss)......................         $(174)               4,392
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
 Depreciation..........................           --                 3,292
 Amortization of goodwill..............           --                 1,745
 Amortization of deferred financing
  costs................................           --                   219
 Provision for doubtful accounts.......           --                   183
 Deferred income taxes.................           --                 1,659
 Interest expense, paid-in-kind........           --                   232
 Changes in operating assets and
  liabilities, net of effects of
  acquisitions:
 Increase in trade receivables.........           --                (2,427)
 Decrease in other receivables.........           --                   171
 Increase in prepaid income taxes......           --                  (381)
 Decrease in prepaid expenses and other
  current assets.......................           --                   724
 Decrease in other non-current assets..           --                   105
 Increase (decrease) in accounts
  payable..............................            62               (1,608)
 Decrease in accrued expenses..........           --                  (242)
                                                -----             --------
  Net cash (used in) provided by
   operating activities................          (112)               8,064
                                                -----             --------
Investing activities:
 Acquisitions, net of cash acquired....           --              (118,161)
 Purchases of vehicles and equipment...           --               (11,297)
 Proceeds from sale of vehicles and
  equipment............................           --                   387
 Amounts payable to related parties....            92                2,162
                                                -----             --------
  Net cash provided by (used in)
   investing activities................            92             (126,909)
                                                -----             --------
Financing activities:
 Proceeds from issuance of common
  stock, net...........................            70               90,235
 Proceeds from issuance of convertible
  subordinated debentures..............           --                43,500
 Borrowings on revolving credit
  facility.............................           --                59,800
 Repayments on revolving credit
  facility.............................           --               (41,000)
 Payments of deferred financing costs..           --                (3,302)
 Payments on long-term debt and capital
  leases assumed in acquisitions.......           --               (27,057)
                                                -----             --------
  Net cash provided by financing
   activities..........................            70              122,176
                                                -----             --------
Increase in cash and cash equivalents..            50                3,331
Cash and cash equivalents at beginning
 of period.............................           --                    50
                                                -----             --------
Cash and cash equivalents at end of
 period................................         $  50                3,381
                                                =====             ========
Supplemental disclosures of cash flow
 information:
 Cash paid during the year for:
 Interest..............................         $ --                 1,137
                                                =====             ========
 Income taxes..........................         $ --                 2,309
                                                =====             ========
Supplemental disclosure of non-cash
 investing and financing activity:
 Issuance of common stock for
  acquisitions.........................         $ --                69,355
                                                =====             ========
 Warrant issued to lender as partial
  loan fee.............................         $ --                   469
                                                =====             ========

          See accompanying notes to consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies

 (a) Organization and Business

  United Road Services, Inc. ("Company"), a Delaware corporation, was formed in July 1997 to become a leading national provider of motor vehicle and equipment towing, recovery and transport services. From inception through December 31, 1998, the Company acquired 41 businesses, seven of which were acquired simultaneously with the consummation of an initial public offering of its common stock on May 6, 1998. Consideration for these businesses consisted of cash, common stock and the assumption of indebtedness. All of these acquisitions were accounted for utilizing the purchase method of accounting.

  The Company operates in two reportable operating segments: (1) Transport and
(2) Towing and Recovery. Both segments are operated under a common management structure that evaluates each of the 50 service locations located in 17 states. Presently, the service locations are divided into two regions within the United States; the Western and Eastern Regions.

  The Transport segment provides transport services to a broad range of customers in the new and used vehicle markets. Revenue from Transport services is derived according to pre-set rates based on mileage or negotiated flat rates. Customers include automobile manufacturers, leasing and insurance companies, automobile auction companies, automobile dealers, as well as individual motorists. During 1998, the Company derived 53.4% of its revenue from Transport services of which 64.5% was generated from the Western Region and 35.5% from the Eastern Region operations.

  The Towing and Recovery segment provides towing, impounding and storing, lien sales and auto auctions of abandoned vehicles. In addition, the Towing and Recovery segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment. Revenue from Towing and Recovery services is principally derived from rates based on distance, time or fixed charges, and any related impound and storage fees. Customers include automobile dealers, repair and fleet operations, law enforcement agencies, municipalities and individual motorists. During 1998, the Company derived 46.6% of its revenue from Towing and Recovery services, of which 62.4% was generated from the Western Region and 37.6% from the Eastern Region operations.

 (b) Basis of Presentation

  The financial statements for the period from July 25, 1997 (inception) through December 31, 1997, present the activities of management in preparation for the offering and the acquisition of the seven original founding companies, and do not reflect the conduct of any operations.

  The accompanying 1998 consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

 (c) Revenue Recognition

  The Company's revenue is derived from customers who require transport of vehicles and equipment or towing and recovery service, and fees related to vehicles, such as impound, storage, repair or auction. Transport revenue is recognized upon the delivery of the vehicles and equipment to their final destination, towing and recovery revenue is recognized at the completion of each engagement, and fees are recorded when the service is performed or when title to the vehicles has been transferred. Expenses related to the generation of revenue are recognized as incurred.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


 (d) Cash Equivalents

  Cash equivalents of $611 at December 31, 1998 consisted of money market funds and interest-bearing certificates of deposit. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

 (e) Vehicles and Equipment

  Vehicles and equipment are recorded at cost, or fair value as of date of purchase under purchase accounting. Vehicles and equipment under capital leases are stated at the present value of minimum lease payments. Replacement of engines and certain other significant costs are capitalized. Expenditures for maintenance and repairs are expensed as costs are incurred.

  Depreciation is determined using the straight-line method over the remaining estimated useful lives of the individual assets. Accelerated methods of depreciation have been used for income tax purposes. Vehicles and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the remaining lease term or estimated useful life of the asset.

  The Company provides for depreciation and amortization of vehicles and equipment over the following estimated useful lives:

   Transportation and towing equipment.............................. 10-15 years
   Machinery and other equipment....................................     5 years
   Computer software and related equipment..........................   3-7 years
   Furniture and fixtures...........................................     5 years
   Leasehold improvements...........................................  3-10 years

 (f) Goodwill

  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 40 years. The Company considers 40 years as a reasonable life for goodwill in light of characteristics of the towing and transport industry, such as the lack of dependence on technological change, the many years that the industry has been in existence, the current trend towards outsourcing, recent double digit growth rate and stable nature of customer base. In addition, the Company has acquired well established businesses that have generally been in existence for many years.

  Accumulated amortization at December 31, 1998 was $1,745.

 (g) Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (h) Comprehensive Income

  On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data) comprehensive income and its components in a full set of financial statements. The Company does not presently have any elements of comprehensive income as outlined in SFAS No. 130, and consequently, there is no difference between net income (loss) and comprehensive income (loss).

 (i) Stock-Based Compensation

  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

 (j) Per Share Amounts

  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (such as stock options and warrants).

  The following tables provide calculations of basic and diluted earnings per share:

 For the period July 25, 1997 (inception) through December 31, 1997

                                                              Weighted    Per
                                                               average   share
                                                     Net loss  shares   amounts
                                                     -------- --------- -------
       Basic loss per share.........................  $(174)  2,055,300  $(.08)
                                                      =====   =========  =====
       Diluted loss per share.......................  $(174)  2,055,300  $(.08)
                                                      =====   =========  =====

  Year ended December 31, 1998

                                                               Weighted    Per
                                                        Net    average    share
                                                       income   shares   amounts
                                                       ------ ---------- -------
      Basic earnings per share........................ $4,392 10,221,810  $.43
                                                                          ====
      Effect of dilutive securities:
        Options and warrants..........................    --     123,569
        Earnout shares................................    --       4,880
        Shares held in escrow.........................    --      39,645
                                                       ------ ----------
      Diluted earnings per share...................... $4,392 10,389,904  $.42
                                                       ====== ==========  ====

  Shares issuable upon conversion of the convertible subordinated debentures have been excluded at December 31, 1998, as the effect would be antidilutive due to the adjustment (increase in net income) for interest expense.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)

 (k) Advertising Costs

  Advertising costs are expensed as incurred and amounted to $0 and $490 in 1997 and 1998, respectively.

 (l) Use of Estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities, to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (m) Concentrations of Credit Risk

  The financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents, and trade receivables.

  The Company maintains cash and cash equivalents with various financial institutions. Cash equivalents include investments in money market securities and Certificates of Deposit. At times, such amounts may exceed the Federal Deposit Insurance Corporation limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

  Concentrations of credit risk with respect to receivables are limited, due to the wide variety of customers and markets in which the Company's services are provided, as well as their dispersion across many different geographic areas. To mitigate credit risk, the Company applies credit approvals and credit limits, and performs ongoing evaluations of its customers' financial conditions. No single customer accounted for greater than 10% of trade receivables at December 31, 1998.

 (n) Impact of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of SFAS No. 133 on the Company's consolidated financial statements.

(2) Acquisitions

  On May 6, 1998, the Company acquired the seven businesses, referred to as the "Founding Companies", for aggregate consideration (excluding assumed indebtedness) of $27,809 in cash and 2,375,741 shares of common stock valued at $24,708. Between May 7, 1998 and December 31, 1998, the Company acquired 34 other businesses, referred to as the "Acquired Companies", for aggregate consideration of $79,600 in cash and 2,918,608 shares of common stock valued at $44,647. The Acquired Companies are located throughout the United States, with the majority located in the Western Region of the country. The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of the Acquired Companies have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired, including certain direct costs associated with the acquisitions, of $173,698 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. However, the Company has not completed its valuation of all of its purchases and, accordingly, the purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed. The results of operations of the Founding Companies and the Acquired Companies have been included in the Company's results of operations from their respective acquisition dates.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)

  As discussed in note 13(a), contingent consideration is due on certain companies acquired. In some cases, consideration is based on specific net revenue goals over each of the next five years. In other cases, contingent consideration is determined from the Company's evaluation of certain financial ratios or other contingencies, for a specific period of time subsequent to the dates of respective acquisitions. Contingent purchase price consideration is capitalized when earned and amortized over the remaining life of the goodwill associated with the respective acquisition.

  The following unaudited pro forma financial information presents the combined results of operations as if all the acquisitions that have been made by the Company through December 31, 1998, had occurred as of January 1, 1997, after giving effect to certain adjustments including amortization of goodwill, additional depreciation expense, agreed-upon reductions in salaries and bonuses to former owners/shareholders and related income tax effects. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had a single entity operated during such periods.

                            Year ended December 31, 1997        Year ended December 31, 1998
                         ----------------------------------- -----------------------------------
                                          Proforma                            Proforma
                                          Combined                            Combined
                                          Founding                            Founding
                             United      Companies               United      Companies
                              Road      And Acquired              Road      And Acquired
                         Services, Inc.  Companies    Total  Services, Inc.  Companies    Total
                         -------------- ------------ ------- -------------- ------------ -------
Net revenue.............     $ --         163,024    163,024     87,919       108,590    196,509
                             =====        =======    =======     ======       =======    =======
Net income (loss).......     $(174)         9,121      8,947      4,392         7,179     11,571
                             =====        =======    =======     ======       =======    =======
Diluted income per
 common share...........                             $   .58                             $   .74
                                                     =======                             =======

  At December 31, 1998, the Company is committed to acquire one business with a purchase price of $10,400 in cash, 996,351 shares of common stock and an assumption of approximately $4,400 of debt.

(3) Stockholders' Equity

  The Company effected a 100-for-one stock split on December 18, 1997 for each share of common stock then outstanding. In addition, the Company increased authorized shares of common stock to 1,000,000 shares with a $.001 par value. Subsequently, and pursuant to an amended and restated certificate of incorporation of United Road Services, Inc., filed on February 23, 1998, the authorized number of shares was increased to 40,000,000 (35,000,000 common shares and 5,000,000 preferred shares). Also on February 23, 1998, the Company effected a 3.72 for 1 stock split for all outstanding common shares. Common stock has been retroactively reflected in the accompanying consolidated financial statements and related notes.

  On December 18, 1997, the Company authorized the issuance of 188,976 shares pursuant to the terms and conditions of a subscription agreement. These shares were issued and fully paid on January 1, 1998 for $3.36 per share. Additionally, during January 1998, the Company issued 29,760 shares of common stock to a member of the board of directors for a purchase price of $3.36 per share.

  On May 1, 1998, the Company completed the initial public offering of its common stock by issuing 7,590,000 shares, 990,000 of which were issued pursuant to an underwriters' over-allotment provision, at a price of $13.00 per share. Prior to the offering, there was no public market for the Company's common stock. The net proceeds of the offering, after deducting applicable offering costs of $9,170, were $89,500. The net proceeds were used by the Company to finance acquisitions and for general corporate purposes.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


  At various dates during 1998, as part of the financing of certain acquisitions, discussed in note 2, the Company issued 5,053,268 shares of common stock. The net consideration of these issuances, after deducting applicable registration costs of $581, was $68,774 which has been recorded as the purchase price for the applicable acquisitions.

  On January 23, 1998, the United Road Services, Inc. 1998 Stock Option Plan was adopted by the Company. Under the plan, options to purchase common stock may be granted to directors, executive officers, key employees, and consultants of the Company. The maximum number of shares of common stock that may be subject to options granted under the plan may not exceed, in the aggregate, 1,278,847 shares. Shares of common stock that are attributable to grants that have expired or been terminated, canceled or forfeited are available for issuance in connection with future grants. Stock options expire after ten years from the date granted and are exercisable in one-third increments per year beginning one year from the date of grant. Outstanding options may be canceled and reissued under terms specified in the plan.

  On September 23, 1998, the United Road Services, Inc. 1998 Non-Qualified Stock Option Plan was adopted by the Company. Under the plan, options to purchase common stock may be granted to key employees and consultants who are neither directors nor executive officers of the Company. The maximum number of shares of common stock that may be subject to options granted under the plan may not exceed, in the aggregate, 500,000 shares. Shares of common stock that are attributable to grants that have expired or been terminated, canceled or forfeited are available for issuance in connection with future grants. Stock options expire after ten years from the date granted and are exercisable in one-third increments per year beginning one year from the date of grant. Outstanding options may be canceled and reissued under terms specified in the plan.

  The following table summarizes activity under the Company's stock option plans as of December 31, 1998:

                                                                   Weighted-
                                                      Number of     average
                                                       shares    exercise price
                                                      ---------  --------------
      Options outstanding at beginning of year......        --       $  --
      Granted.......................................  1,080,850       12.22
      Forfeited.....................................     (2,950)      15.11
                                                      ---------      ------
      Options outstanding at end of year............  1,077,900      $12.22
                                                      =========      ======
      Options exercisable at December 31, 1998......        --
                                                      =========
      Weighted-average fair value of options granted
       during the year..............................                 $ 5.95
                                                                     ======

  The per share weighted-average fair value of stock options granted during 1998 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions: (i) risk-free interest rate of approximately 4.6%, (ii) expected life of 5 years, (iii) volatility of approximately 50%, and (iv) expected dividend yield of 0%.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


  The following table summarizes information about stock options outstanding as of December 31, 1998:

                              Options outstanding
      ----------------------------------------------------------------------------
                                                                     Weighted-
                                               Weighted-               average
         Range of            Number             average              remaining
      exercise prices      outstanding       exercise price       contractual life
      ---------------      -----------       --------------       ----------------
      $7.00-10.50             537,800            $ 8.72              9.7 years
      10.51-15.75             259,450             13.73              9.5 years
      15.76-23.64             270,250             17.22              9.6 years
      23.65-25.50              10,400             25.45              9.6 years
                            ---------
                            1,077,900
                            =========

  Following are the shares of common stock reserved for issuance and the related exercise prices for the outstanding stock options, convertible subordinated debentures and warrants at December 31, 1998:

                                                        Number of Exercise price
                                                         shares     per share
                                                        --------- --------------
   1998 Stock Option Plan..............................   874,350  $9.00-25.50
   1998 Non-Qualified Stock Option Plan................   203,550  7.00-18.375
   Convertible subordinated debentures................. 2,915,467
   Warrants............................................   117,789
                                                        ---------
     Shares reserved for issuance...................... 4,111,156
                                                        =========

  The Company applies APB Opinion No. 25 in accounting for its stock option plans and, since the exercise price of stock options granted under the Company's stock option plans is not less than the market price of the underlying stock on the date of grant, no compensation cost has been recognized for such grants. Under SFAS No. 123, Accounting for Stock Based Compensation, compensation cost for stock option grants would be based on the fair value at the grant date, and the resulting compensation expense would be shown as an expense on the consolidated statements of operations. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1998 would have been reduced to the following pro forma amounts:

Net income:
  As reported........................................................... $4,392
                                                                         ======
  Pro forma............................................................. $3,321
                                                                         ======
Per share amounts:
 Basic earnings per share:
  As reported........................................................... $  .43
                                                                         ======
  Pro forma............................................................. $  .32
                                                                         ======
 Diluted earnings per share:
  As reported........................................................... $  .42
                                                                         ======
  Pro forma............................................................. $  .32
                                                                         ======

  The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated. The fair value of each option grant is estimated on the date

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)

of grant using the Black-Scholes option-pricing model with the following assumptions for 1998: (i) risk-free interest rates ranging from 4.5% to 4.6%,
(ii) expected life of 5 years, (iii) average volatility of 50%, and (iv) expected dividend yield of 0%.

(4) Vehicles and Equipment

  Vehicles and equipment at December 31, 1998 consists of the following:

   Transportation and towing equipment................................. $42,806
   Machinery and other equipment.......................................   1,399
   Computer software and related equipment.............................   3,888
   Furniture and fixtures..............................................     587
   Leasehold improvements..............................................   1,426
                                                                        -------
                                                                         50,106
   Less accumulated depreciation and amortization......................  (3,292)
                                                                        -------
                                                                        $46,814
                                                                        =======

  Depreciation and amortization expense of vehicles and equipment was $0 and $3,292 in 1997 and 1998, respectively.

  Included in vehicles and equipment at December 31, 1998 are costs of $1,107 and accumulated amortization of $70, relating to certain transportation and towing equipment recorded as capital leases. Amortization expense of $70 relating to transportation and towing equipment capital leases was included in depreciation and amortization expense at December 31, 1998.

(5) Equipment Under Financing Contracts

  The Company has guaranteed lease obligations for certain independent carriers who lease equipment from financing companies. The guarantee includes payment of the monthly installments should the primary lessee default, as well as a specified minimum residual value at the end of the lease term. In return for the lease guarantee, the independent carrier agrees to subcontract to the Company for the duration of the lease term. For accounting purposes, the Company has recorded the rights to the equipment and the corresponding obligation under the equipment financing contracts. The recorded value of both the asset and liability related to the financing contracts is determined based on the present value of the future minimum installment payments and the guaranteed residual value using the rate implicit in the lease agreements.

  The following is a summary of obligations under equipment financing contracts at December 31, 1998 :

   Year ending December 31:
     1999..............................................................  $  783
     2000..............................................................     763
     2001..............................................................     667
     2002..............................................................     828
                                                                         ------
     Total minimum obligations (includes residual guarantees of $730)..   3,041
     Less: imputed interest (at rates from 7.25% to 10.50%)............    (469)
                                                                         ------
     Present value of future minimum obligations, $547 of which is included in current assets and liabilities at December 31, 1998..  $2,572
                                                                         ======

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


  During 1998, installment payments of $470 related to the obligations for equipment under financing contracts are included in cost of revenue in the accompanying consolidated statements of operations. Of this amount, $140 represents interest charges which were withheld from the amounts paid to the respective independent contractors and remitted directly to the financing companies. At December 31, 1998, the restricted amount of $140 was included in cash and cash equivalents in the accompanying consolidated balance sheet.

(6) Deferred Financing Costs

  Deferred financing costs at December 31, 1998 are associated with the Company's revolving credit facility and the convertible subordinated debentures, and consist of the following:

   Revolving credit facility, net of accumulated amortization of $201..  $1,358
   Convertible subordinated debentures, net of accumulated amortization
    of $18.............................................................   2,194
                                                                         ------
                                                                         $3,552
                                                                         ======

  Included within the deferred financing costs associated with the revolving credit facility is a non-cash amount of $469 for the issuance of 117,789 warrants at an exercise price of $13.00 per share as consideration for services rendered in establishing the revolving credit facility. The compensatory amount was determined using the Black-Scholes option-pricing model.

(7) Accrued Expenses

  Accrued expenses at December 31, 1998 consist of:

   Accrued payroll and related costs.................................... $2,412
   Accrued insurance....................................................  1,362
   Other accrued liabilities............................................    916
                                                                         ------
                                                                         $4,690
                                                                         ======

(8) Long-Term Debt

  Long-term debt at December 31, 1998 consists of the following:

   Revolving credit facility, interest at either the Base rate or
    Eurodollar rate, as defined, plus 2.25% (7.75% at December 31,
    1998), secured by substantially all of the net tangible assets of the Company (a)....................................................  $18,800
   Convertible subordinated debentures bearing interest at 8% annually,
    maturing in 2008 (b)...............................................   43,732
                                                                         -------
     Total long-term obligations.......................................  $62,532
                                                                         =======

 (a) Revolving Credit Facility

  On May 8, 1998, the Company entered into a revolving credit agreement ("Credit Agreement") with a group of financial institutions enabling the Company to borrow up to $50,000 on a revolving basis, based upon a defined borrowing base comprised of specific assets of the Company.

  On November 2, 1998 and December 3, 1998, the Credit Agreement was amended and restated. As amended and restated, the Credit Agreement provides for a revolving credit facility of $90,000. The Credit

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)

Agreement allows for additional debt, as defined in the agreement, outside of the credit facility and up to $75,000 in convertible subordinated debt. The proceeds of the credit facility are to be used to finance working capital, capital expenditures, permitted acquisitions as defined in the Credit Agreement, and for other general corporate purposes. The Credit Agreement matures on October 31, 2001, at which time all amounts then outstanding become due. The interest rates on the outstanding borrowings are at the Base rate (the higher of the Federal funds rate plus 0.5% or the reference rate, as defined) plus the Base rate margin, or the bank's Eurodollar rate plus a margin of 1.5% to 2.5%. The interest rate margins are dependent upon the Company's funded debt to EBITDA ratio, as defined. A non-use fee is also payable on the unused portion of the credit facility at the rate of 0.5% per year, payable quarterly.

  The Credit Agreement provides for various covenants, including requirements for the Company to achieve certain consolidated net income levels, the maintenance of defined financial ratios, and the prohibition of the declaration or payment of any cash dividends or stock purchases or redemptions. As anticipated by management and the financial institutions party to the Credit Agreement, the Company was not in compliance with a covenant limiting capital expenditures for the year ended December 31, 1998 and on February 17, 1999, the Company received a waiver related specifically to this event of default.

  As of December 31, 1998, the Company had a total of $18,800 outstanding under the revolving credit facility and had utilized approximately $1,850 of the credit facility for letters of credit. The letters of credit were established to secure certain insurance obligations and performance bonds and expire at various dates during 1999. As of December 31, 1998, the borrowing availability under the revolving credit facility was $69,350.

 (b) Convertible Subordinated Debentures

  On December 7, 1998, the Company completed the initial sale of 8% convertible subordinated debentures ("Debentures") with a principal amount of $43,500 and a maturity date of December 7, 2008, unless converted or redeemed earlier. The sale was completed subject to a Purchase Agreement with Charter URS LLC ("Charterhouse") dated November 19, 1998 which provides for the issuance to Charterhouse of up to $75,000 of 8% convertible subordinated debentures. The net proceeds from the sale were used to repay amounts owed under the aforementioned revolving credit facility and to finance acquisitions and working capital. The Debentures are subordinate to all existing and future senior indebtedness including amounts outstanding under the revolving credit facility. The Debentures are convertible into shares of the Company's common stock at any time through the maturity date at a conversion price of $15.00 per share. The conversion price is adjustable for certain events as defined in the Purchase Agreement. The conversion price exceeded the fair market value of the Company's common stock on the date of execution of the Purchase Agreement. As part of the Purchase Agreement, the Company is restricted from declaring or paying a dividend.

  At the option of the Company, the Debentures may be redeemed at any time on or after December 7, 2003, if the average closing price of the Company's common stock exceeds, for a period of 30 consecutive trading days, 150% of the conversion price. The Debentures may be redeemed at a price equal to 100% of the outstanding principal amount plus accrued interest as of the redemption date. The Company's right of redemption is subject to the Debenture holder's right to first convert the Debentures into shares of the Company's common stock.

  The Debentures bear interest at a rate of 8% per annum. Until December 7, 2003, such interest shall be paid by the issuance of additional debentures in the principal amount of the interest payable. The Company has recorded additional principal of $232, representing interest for the period December 8, 1998 through December 31, 1998. Subsequent to December 7, 2003, interest shall be paid, at the Company's discretion, by the issuance of additional debentures in the principal amount of the interest payable or in cash.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


  At December 31, 1998, long-term debt maturities are as follows:

   1999................................................................. $   --
   2000.................................................................     --
   2001.................................................................  18,800
   2002.................................................................     --
   2003.................................................................     --
   Thereafter...........................................................  43,732
                                                                         -------
                                                                         $62,532
                                                                         =======

(9) Leases

  The Company leases both facilities and equipment used in its operations and classifies those leases as either operating or capital leases following the provisions of SFAS No. 13, Accounting for Leases. Concurrent with certain acquisitions, the Company has entered into various noncancelable agreements with the former owners/shareholders of the companies acquired to lease facilities used in the Company's operations. The terms of the Company's operating leases range from one to twenty years and certain lease agreements provide for price escalations. Rent expense incurred by the Company was $0 and $2,518 in 1997 and 1998, respectively. Included within rent expense was $0 and $1,024 in 1997 and 1998, respectively, that was paid to the former owners/shareholders.

  Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1998 are as follows:

                                                              Operating leases
                                                            ---------------------
                                                  Capital
 Yar endinge                                       lease    Related
 Dcember 31e                                    obligations  party  Other  Total
-----------                                     ----------- ------- ------ ------
   1999........................................   $  338    $ 2,250  3,884  6,134
   2000........................................      339      2,239  3,610  5,849
   2001........................................      223      2,247  3,169  5,416
   2002........................................      177      2,214  1,371  3,585
   2003........................................       45      1,651    501  2,152
   Thereafter..................................      --       3,168    --   3,168
                                                  ------    ------- ------ ------
                                                            $13,769 12,535 26,304
                                                            ======= ====== ======
   Future minimum lease payments...............    1,122
   Less: imputed interest......................      (86)
                                                  ------
   Present value of minimum lease payments.....   $1,036
                                                  ======

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


(10) Income Taxes

  Income tax expense at December 31, 1998 consists of the following:

   Current:
     Federal............................................................. $1,555
     State...............................................................    289
                                                                          ------
                                                                           1,844
                                                                          ------
   Deferred:
     Federal.............................................................  1,408
     State...............................................................    251
                                                                          ------
                                                                           1,659
                                                                          ------
                                                                          $3,503
                                                                          ======

  The following table reconciles the expected tax expense at the Federal statutory rate to the effective tax rate for the year ended December 31, 1998:

                                                                    Amount  %
                                                                    ------ ----
   Pre-tax income at statutory rate................................ $2,684 34.0%
   State taxes, net of federal benefit.............................    356  4.5
   Non-deductible goodwill.........................................    431  5.5
   Other...........................................................     32  0.4
                                                                    ------ ----
                                                                    $3,503 44.4%
                                                                    ====== ====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 are as follows:

   Deferred tax assets:
     Accounts payable and non-deductible accruals..................... $   295
     Intangible assets................................................     305
     Other, net.......................................................     188
                                                                       -------
       Total gross deferred tax assets................................     788
       Less valuation allowance.......................................     --
                                                                       -------
                                                                           788
                                                                       -------
   Deferred tax liabilities:
     Vehicles and equipment...........................................  (4,764)
     Amortization of goodwill.........................................    (463)
     Accounts receivable..............................................    (522)
                                                                       -------
       Net deferred tax liability..................................... $(4,961)
                                                                       =======

  At December 31, 1997, there were no deferred tax assets or liabilities.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)

assets is dependent upon the generation of future taxable income and the taxable income in the two previous tax years to which tax loss carryback can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future income, taxable income in the carryback period and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

(11) Segment and Related Information

  During 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Prior to 1998, the Company had no segment or related information to report.

  The Company's divisions operate under a common management structure that evaluates each divisions' performance. The Company's divisions have been aggregated into two reportable segments: (1) Transport and (2) Towing and Recovery. The reportable segments are considered by management to be strategic business units that offer different services and each of whose respective long-term financial performance is affected by similar economic conditions.

  The Transport segment provides transport services to a broad range of customers in the new and used vehicle markets. The Towing and Recovery segment provides towing, impounding and storing, lien sales and auto auctions of abandoned vehicles. In addition, the Towing and Recovery segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment. Information regarding the Company's operating segments is also described in note 1(a).

  The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies, as outlined in note 1. The Company evaluates the performance of its operating segments based on income before income taxes. Intersegment revenues and transfers are not significant.

  Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                     Towing and
                                           Transport  Recovery  Other    Total
                                           --------- ---------- ------  -------
Net revenues from external customers......  $46,908    41,011      --    87,919
Cost of revenue...........................   34,955    29,810      --    64,765
Interest income...........................       25        19      614      658
Interest expense..........................      160        69    1,359    1,588
Income before income taxes................    7,796     4,674   (4,575)   7,895
Total assets..............................  115,324   126,479    6,929  248,732
Capital expenditures......................    5,177     3,322    2,798   11,297
Depreciation and amortization.............    1,948     2,895      413    5,256

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


  The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

Reconciliation of income before income taxes:
  Total profit from reportable segments............................... $ 12,470
  Unallocated amounts:
    Interest income...................................................      614
    Interest expense..................................................   (1,359)
    Depreciation and amortization.....................................     (413)
    Other selling, general and administrative costs...................   (3,417)
                                                                       --------
     Income before income taxes....................................... $  7,895
                                                                       ========
Reconciliation of total assets:
  Total assets from reportable segments............................... $241,803
  Unallocated amounts:
    Prepaid income taxes..............................................      465
    Vehicles and equipment, net.......................................    2,604
    Deferred financing costs, net.....................................    3,552
    Other non-current assets..........................................      308
                                                                       --------
     Total assets..................................................... $248,732
                                                                       ========

(12) Commitments and Contingencies

 (a) Purchase Commitments

  As of December 31, 1998, the Company had entered into commitments to purchase 30 Transport and Towing and Recovery vehicles for approximately $4,100.

 (b) Employment Contracts

  During 1998, the Company entered into certain employment agreements with members of senior management, as well as previous owners or key employees of the companies acquired. Certain of these agreements represent noncancelable contracts whereas if the individual is discharged, the remaining term of the agreement is payable as severance. The terms of these noncancelable agreements range through May 2003. At December 31, 1998, the Company had future noncancelable employment commitments of $4,300.

 (c) Claims and Lawsuits

  The Company is subject to certain claims and lawsuits arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its operations. The Company maintains various insurance coverages in order to minimize financial risk associated with the claims. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have material effect on the Company's consolidated financial position or results of operations.

 (d) Employee Benefit Plans

  The Company maintains certain 401(k) plans that enable eligible employees to defer a portion of their income through contributions to the plans. The Company contributed $35 to these plans during the year ended December 31, 1998.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)

(13) Related Party Transactions

 (a) Earn-out Payments

  The Company is obligated to make certain earn-out payments to the former owners of the Founding Companies and one other acquired company. For each of the years 1998 through 2002, the Company will be required to make an earn-out payment to the former owners of each of these companies that achieves certain net revenue targets. The net revenue target for 1998 was generally 110% of 1997 net revenue of the particular company, and for the years 1999 through 2002 the net revenue target is 110% of the greater of the prior year's actual net revenue or target net revenue. If the net revenue target is achieved for a particular year, an initial payment in shares of common stock, generally equal to 5% of the excess of actual net revenue over the net revenue target, is due. In addition, upon achievement of the net revenue target for a particular year, subsequent and equal payments will also be due for each year through 2002, provided that the actual net revenue for the respective subsequent year exceeds the actual net revenue for the year that the net revenue target was first achieved. At December 31, 1998, the Company has recorded additional goodwill and a liability within accrued expenses on the accompanying consolidated balance sheet in the amount of $362, which represents the fair value of 19,519 shares of common stock at December 31, 1998.

 (b) Employment and Consultant Agreements with Directors

  The Company entered into consultant agreements with two directors. Pursuant to these agreements, each of the directors is entitled to receive from the Company a consulting fee equal to two percent of the gross revenue of each company that the respective director assists the Company in acquiring, with the fee being based upon such acquired company's gross revenue for the twelve months immediately preceding the acquisition. Each consultant agreement is for a term of three years. In addition, the Company entered into an employment agreement with a third director pursuant to which the director serves as a Vice President of the Company for a term of three years, with an annual base salary of $150,000. The employment and consultant agreements described above also contain covenants not to compete with the Company for one year after the termination of the agreement.

 (c) Employment and Consultant Agreements With Former Owners

  Upon consummation of certain acquisitions, the Company has entered employment or consultant agreements with certain former owners of the companies acquired. These agreements range from a term of one to five years, and vary on a case-by-case basis, relative to compensation, duties and compensation guarantees. Under certain negotiated agreements, the Company has agreed on compensation amounts in excess of the current market value. For the year ended December 31, 1998, the Company has recorded $404 of the excess compensation as additional purchase price consideration and will amortize this amount over the remaining life of the goodwill associated with the company acquired.

 (d) Holdback

  During 1998, the Company has withheld purchase price consideration in the form of cash and/or common stock that will be released based on the achievement of certain financial ratios, or other contingencies, after a contractually defined period of time. The Company does not record a liability for the cash withheld or consider the shares of common stock issued, but held in escrow, to be outstanding until the satisfaction of the defined contingencies. At December 31, 1998, the Company had cash and shares of common stock withheld in the amount of $1,461 and 241,081 shares, respectively.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


 (e) Lease Agreements

  As described in note 9, concurrent with the acquisition of certain companies, the Company has entered various agreements with former owners to lease land and buildings used in the Company's operations. In the opinion of management, these agreements were entered into at a fair market value of the property being leased.

(14) Financial Instruments

 (a) Fair Value

  SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

  The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and Cash Equivalents, Receivables, Notes Payable, and Accounts Payable--The carrying amount approximates fair value because of the short maturity of these instruments.

    Long-term Debt--The carrying amount of the Company's bank borrowings under the revolving credit facility approximate the fair value because the interest rates are based on floating rates identified by reference to market rates. At December 31, 1998, management estimates that the fair value of the convertible subordinated debentures approximates the carrying value of $43,732.

    Letters of Credit--The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The contract value and fair value of the letters of credit at December 31, 1998 was $1,850.

 (b) Off-Balance Sheet Risk

  In the normal course of business, the Company is a party to letters of credit which are not reflected in the accompanying consolidated balance sheets. Such financial instruments are to be valued based on the amount of exposure under the instrument and the likelihood of performance being requested. No claims have been made against these letters of credit and management does not expect any material losses to result from these off-balance sheet instruments. At December 31, 1998, the Company has letters of credit outstanding totaling $1,850.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


(15) Quarterly Consolidated Financial Data (Unaudited)

  The table below sets forth the unaudited consolidated operating results by quarter for the year ended December 31, 1998:

                                              Quarterly period ended
                         -----------------------------------------------------------------
                         March 31, 1998 June 30, 1998 September 30, 1998 December 31, 1998
                         -------------- ------------- ------------------ -----------------
Net revenues............     $  --          8,468           36,374            43,077
Income (loss) from
 operations.............      (390)           544            4,167             4,660
Net income (loss).......      (232)           457            1,970             2,197
Basic earnings (loss)
 per common share (a)...     $(.08)           .05              .14               .15
                             =====          =====           ======            ======
Diluted earnings (loss)
 per common share (a)...     $(.08)           .05              .14               .15
                             =====          =====           ======            ======

--------
(a) Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings (loss) per common share does not equal the total computed for the year as a result of the increase in outstanding common shares due to the initial public offering and shares issued in conjunction with certain acquisitions.

(16) Subsequent Events

 (a) Acquisitions

  Since January 1, 1999, the Company has acquired 12 additional businesses for aggregate consideration of approximately $23,500 in cash, 1,955,140 shares of common stock and the assumption of approximately $14,300 of indebtedness.

 (b) Convertible Subordinated Debentures

  On February 23, 1999, the additional issuance of 8% convertible subordinated debentures with a principal amount of $31,500, as described in note 8(b), to Charterhouse was approved by the stockholders of the Company. At the second closing on March 16, 1999, the Company issued the remaining Debentures to Charterhouse.

                     NORTHLAND AUTO TRANSPORTERS, INC. AND
                         NORTHLAND FLEET LEASING, INC.

                         COMBINED FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997
                                and May 5, 1998

                  (With Independent Auditors' Report Thereon)

                         INDEPENDENT AUDITORS' REPORT

The Shareholder and Board of Directors
Northland Auto Transporters, Inc. and
Northland Fleet Leasing, Inc.:

  We have audited the accompanying combined balance sheets of Northland Auto Transporters, Inc. and Northland Fleet Leasing, Inc. (collectively "Northland") as of December 31, 1996 and 1997 and May 5, 1998, and the related combined statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1997 and for the period from January 1, 1998 through May 5, 1998. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Northland Auto Transporters, Inc. and Northland Fleet Leasing, Inc. as of December 31, 1996 and 1997 and May 5, 1998, and the results of their combined operations and their combined cash flows for each of the years in the three-year period ended December 31, 1997 and for the period from January 1, 1998 through May 5, 1998, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Albany, New York
July 31, 1998

                       NORTHLAND AUTO TRANSPORTERS, INC.
                       AND NORTHLAND FLEET LEASING, INC.

                            COMBINED BALANCE SHEETS

                   December 31, 1996 and 1997 and May 5, 1998

                                            December 31, December 31,  May 5,
                                                1996         1997       1998
                                            ------------ ------------ ---------
                  Assets
Current assets:
  Cash and cash equivalents................  $  432,949     407,309     359,880
  Trade accounts receivable, net of
   allowance for doubtful accounts of
   $40,000 in 1996, $75,000 in 1997
   and $30,000 in 1998.....................     416,220     942,432   1,053,908
  Accounts receivable from employees.......       4,955       3,445      19,907
  Notes receivable.........................      35,068      17,453      66,115
  Income tax receivable (note 7)...........      37,584         --          --
  Prepaid and other current assets (note
   2)......................................      74,302     113,558     423,345
  Deferred income taxes--current (note 7)..       9,000      17,000      11,000
                                             ----------   ---------   ---------
    Total current assets...................   1,010,078   1,501,197   1,934,155
Property and equipment, net (notes 3, 5,
 and 6)....................................   2,204,802   3,924,055   3,768,576
Notes receivable--noncurrent...............      44,044      31,468      28,624
Other noncurrent assets, net (note 4)......       8,862       8,426       8,426
                                             ----------   ---------   ---------
    Total assets...........................  $3,267,786   5,465,146   5,739,781
                                             ==========   =========   =========
   Liabilities and Stockholder's Equity
Current liabilities:
  Current installments of notes payable
   (note 5)................................     282,824     346,859     262,265
  Current installments of capital lease
   obligations (note 6)....................       4,408     147,538     160,846
  Payable to related parties (note 8)......     159,505      53,849      50,972
  Accounts payable.........................     210,998     188,064     260,735
  Income taxes payable (note 7)............         --      261,933     201,000
  Accrued payroll and related costs........      18,062      52,676     216,385
  Other accrued liabilities................      98,914      51,300      67,165
                                             ----------   ---------   ---------
    Total current liabilities..............     774,711   1,102,219   1,219,368
Long-term liabilities:
  Notes payable, excluding current
   installments (note 5)...................     318,382     279,963     219,019
  Capital lease obligations, excluding
   current installments
   (note 6)................................      12,833     793,774     694,309
  Deferred income taxes--noncurrent (note
   7)......................................     171,000     244,000     272,000
                                             ----------   ---------   ---------
    Total liabilities......................   1,276,926   2,419,956   2,404,696
Stockholder's equity:
  Common stock, $1 par value, authorized,
   issued and outstanding 2,000 shares in
   1996, 1997 and 1998.....................       2,000       2,000       2,000
  Retained earnings........................   1,988,860   3,043,190   3,333,085
                                             ----------   ---------   ---------
    Total stockholder's equity.............   1,990,860   3,045,190   3,335,085
                                             ----------   ---------   ---------
    Total liabilities and stockholder's
     equity................................  $3,267,786   5,465,146   5,739,781
                                             ==========   =========   =========

            See accompanying notes to combined financial statements.

                       NORTHLAND AUTO TRANSPORTERS, INC.
                       AND NORTHLAND FLEET LEASING, INC.

                         COMBINED STATEMENTS OF INCOME

                Years ended December 31, 1995, 1996 and 1997 and
                Period from January 1, 1998 through May 5, 1998

                              December 31, December 31, December 31,  May 5,
                                  1995         1996         1997       1998
                              ------------ ------------ ------------ ---------
Revenue.....................   $4,671,164   6,353,290    10,159,113  4,235,357
Cost of revenue.............    3,683,119   5,132,828     7,341,748  2,946,829
                               ----------   ---------    ----------  ---------
Gross profit................      988,045   1,220,462     2,817,365  1,288,528
Selling, general, and
 administrative expenses....      663,723     874,559     1,378,872    747,452
                               ----------   ---------    ----------  ---------
Income from operations......      324,322     345,903     1,438,493    541,076
Other income (expense):
  Interest expense..........      (48,825)    (79,384)     (139,099)   (49,863)
  Interest income...........       16,624      37,701        35,723     15,172
  Loss on sale of assets....      (14,540)        --        (34,568)   (20,304)
  Other.....................       29,078      41,282        88,781     38,814
                               ----------   ---------    ----------  ---------
Income before income taxes..      306,659     345,502     1,389,330    524,895
Income tax expense (benefit)
 (note 7)...................       31,400        (710)      335,000    235,000
                               ----------   ---------    ----------  ---------
Net income..................   $  275,259     346,212     1,054,330    289,895
                               ==========   =========    ==========  =========


            See accompanying notes to combined financial statements.

                       NORTHLAND AUTO TRANSPORTERS, INC.
                       AND NORTHLAND FLEET LEASING, INC.

                  COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY

                  Years ended December 31, 1995, 1996 and 1997
                Period from January 1, 1998 through May 5, 1998

                                                                      Total
                                                 Common Retained  stockholder's
                                                 stock  earnings     equity
                                                 ------ --------- -------------
Balance at December 31, 1994...................  $2,000 1,367,389   1,369,389
Net income--1995...............................     --    275,259     275,259
                                                 ------ ---------   ---------
Balance at December 31, 1995...................   2,000 1,642,648   1,644,648
Net income--1996...............................     --    346,212     346,212
                                                 ------ ---------   ---------
Balance at December 31, 1996...................   2,000 1,988,860   1,990,860
Net income--1997...............................     --  1,054,330   1,054,330
                                                 ------ ---------   ---------
Balance at December 31, 1997...................   2,000 3,043,190   3,045,190
Net income--period from January 1, 1998 through
 May 5, 1998...................................     --    289,895     289,895
                                                 ------ ---------   ---------
Balance at May 5, 1998.........................  $2,000 3,333,085   3,335,085
                                                 ====== =========   =========



            See accompanying notes to combined financial statements.

                       NORTHLAND AUTO TRANSPORTERS, INC.
                       AND NORTHLAND FLEET LEASING, INC.

                       COMBINED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1995, 1996 and 1997
                Period from January 1, 1998 through May 5, 1998

                                December 31, December 31, December 31,  May 5,
                                    1995         1996         1997       1998
                                ------------ ------------ ------------ --------
Cash flows from operating
 activities:
  Net income..................    $275,259      346,212    1,054,330    289,895
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and
     amortization.............     181,634      224,637      289,479    129,692
    (Decrease) increase in
     deferred income taxes....     (11,000)      (6,000)      65,000     34,000
    Loss on retirement of
     property and equipment...      14,540          --        34,568     20,304
    (Increase) decrease in
     trade accounts
     receivable...............    (115,982)     138,452     (526,212)  (111,476)
    Decrease (increase) in
     other accounts
     receivable...............       1,185       (4,100)       1,510        --
    Decrease in income tax
     receivable...............         --           --        37,584        --
    (Increase) decrease in
     prepaid and other current
     assets...................     (17,892)      16,331      (39,256)  (326,249)
    Increase (decrease) in
     accounts payable.........         716       23,236      (22,934)    72,671
    Increase (decrease) in
     income taxes payable.....                      --       261,933    (60,933)
    (Decrease) increase in
     accrued payroll and
     related costs............     (85,348)     (14,137)      34,614    163,709
    Increase (decrease) in
     amounts payable to
     related parties..........      20,552       16,410     (105,656)    (2,877)
    Increase (decrease) in
     other accrued
     liabilities..............      25,946        2,880      (47,614)    15,865
                                  --------     --------    ---------   --------
Net cash provided by operating
 activities...................     289,610      743,921    1,037,346    224,601
                                  --------     --------    ---------   --------
Cash flows from investing
 activities:
  Purchase of plant and
   equipment..................    (229,888)    (395,881)    (762,597)  (169,467)
  Proceeds from sale of
   equipment..................      53,044          --        67,656    174,950
  Decrease (increase) in notes
   receivable.................       8,159      (30,984)      30,191    (45,818)
                                  --------     --------    ---------   --------
Net cash used in investing
 activities...................    (168,685)    (426,865)    (664,750)   (40,335)
                                  --------     --------    ---------   --------
Cash flows from financing
 activities:
  Proceeds from long-term
   debt.......................         --           --        24,629        --
  Principal payments on long-
   term debt and capital
   leases.....................    (139,745)    (157,971)    (422,865)  (231,695)
                                  --------     --------    ---------   --------
Net cash used in financing
 activities...................    (139,745)    (157,971)    (398,236)  (231,695)
                                  --------     --------    ---------   --------
Net increase (decrease) in
 cash.........................     (18,820)     159,085      (25,640)   (47,429)
Cash at beginning of period...     292,684      273,864      432,949    407,309
                                  --------     --------    ---------   --------
Cash at end of period.........    $273,864      432,949      407,309    359,880
                                  ========     ========    =========   ========
Supplemental disclosure of
 cash flow information:
  Cash paid during the period
   for:
    Interest..................    $ 48,825       79,384      139,099     49,863
                                  ========     ========    =========   ========
    Income taxes..............    $  7,024       79,835        6,480    275,064
                                  ========     ========    =========   ========
Supplemental disclosure of
 noncash investing and
 financing activities:
    Issuance of notes for
     financing of capital
     leases...................    $200,000      360,523    1,347,423        --
                                  ========     ========    =========   ========

            See accompanying notes to combined financial statements.

                     NORTHLAND AUTO TRANSPORTERS, INC. AND
                         NORTHLAND FLEET LEASING, INC.

                  NOTES TO THE COMBINED FINANCIAL STATEMENTS

               December 31, 1995, 1996 and 1997 and May 5, 1998

(1) Description of Business and Summary of Significant Accounting Policies

 (a) Description of Business

  Northland Auto Transporters, Inc. and Northland Fleet Leasing, Inc. (referred to collectively as "Northland") were founded in 1977 and 1992, respectively. Northland's primary business is transporting vehicles for auto auctions, leasing companies, auto dealers, manufacturers and individuals, primarily in the Midwestern United States. Northland has three facilities in Detroit. It operates approximately 55 vehicles. Northland Fleet Leasing, Inc. owns a fleet of trucks and trailers and contracts out work primarily with Northland Auto Transporters, Inc., and to a limited extent, third party contractors.

 (b) Principles of Combination

  The combined financial statements include the financial statements of Northland Auto Transporters, Inc., the auto hauling company, and Northland Fleet Leasing, Inc., a truck leasing company. Northland Auto Transporters, Inc. is a C-Corporation while Northland Fleet Leasing, Inc. is an S-Corporation. All sales relating to intercompany leasing arrangements have been eliminated. Both entities have the same management and principal stockholder ownership.

 (c) Cash Equivalents

  Cash equivalents of $432,949, $407,309, and $359,880 at December 31, 1996
and 1997 and at May 5, 1998, respectively, consist of bank accounts and certificates of deposit with an initial term of less than three months. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

 (d) Revenue Recognition

  Northland operates as one segment related to the transportation of vehicles and equipment for customers.

  Northland's revenue is derived from customers who require transportation of vehicles and equipment. Transport revenue is recognized upon the delivery of the vehicles to their final destination. Expenses related to the generation of revenue are recognized as incurred.

 (e) Property and Equipment

  Property and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is determined for financial statement purposes using the straight-line method over the estimated useful lives of the individual assets. Accelerated methods of depreciation have been used for income tax purposes. For financial statement purposes, the Company provides for depreciation of property and equipment over the following estimated useful lives:

   Transportation equipment......................................... 10-20 years
   Furniture and fixtures...........................................     7 years
   Office equipment.................................................     5 years
   Automobiles......................................................     5 years

                     NORTHLAND AUTO TRANSPORTERS, INC. AND
                         NORTHLAND FLEET LEASING, INC.

            NOTES TO THE COMBINED FINANCIAL STATEMENTS--(Continued)

               December 31, 1995, 1996 and 1997 and May 5, 1998

 (f) Fair Value of Financial Instruments

  Due to the short-term nature of various financial instruments and the current incremental borrowing rates available to the Company on bank loans with similar terms and maturities, the fair value of the Company's financial instruments approximates their carrying values.

 (g) Other Assets

  Other assets consist principally of prepaid insurance and short-term deposits to purchase equipment.

 (h) Income Taxes

  Income taxes are accounted for under the asset and liability method for Northland Auto Transporters, Inc. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Northland Fleet Leasing, Inc. is a Subchapter S corporation. As such, all taxable events are recorded by the shareholders currently on their personal tax returns and no deferrals are recorded.

 (i) Use of Estimates

  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, gains, and expenses during the reporting period. Actual results could differ from those estimates.

(2) Prepaid and Other Current Assets

  Prepaid and other current assets at December 31, 1996 and 1997 and May 5, 1998 consists of:

                                               December 31, December 31, May 5,
                                                   1996         1997      1998
                                               ------------ ------------ -------
   Prepaid insurance..........................   $14,818       28,172    114,527
   Prepaid vehicle registration...............    25,978       35,778     19,877
   Deposits on trucks.........................    12,403       16,633    279,967
   Miscellaneous advances.....................    12,716        9,320      5,501
   Prepaid property and other taxes...........     8,387       23,655      3,473
                                                 -------      -------    -------
                                                 $74,302      113,558    423,345
                                                 =======      =======    =======

                     NORTHLAND AUTO TRANSPORTERS, INC. AND
                         NORTHLAND FLEET LEASING, INC.

            NOTES TO THE COMBINED FINANCIAL STATEMENTS--(Continued)

                December 31, 1995, 1996 and 1997 and May 5, 1998

(3) Property and Equipment

  Property and equipment at December 31, 1996 and 1997 and May 5, 1998 consist of the following:

                                            December 31, December 31,  May 5,
                                                1996         1997       1998
                                            ------------ ------------ ---------
   Transportation equipment................  $2,745,094   4,457,178   4,344,681
   Furniture and fixtures..................     123,585     147,035     145,544
   Office equipment........................      34,449      34,244      34,244
   Automobiles.............................      64,781     126,926     157,906
                                             ----------   ---------   ---------
   Total...................................   2,967,909   4,765,383   4,682,375
   Less accumulated depreciation...........    (763,107)   (841,328)   (913,800)
                                             ----------   ---------   ---------
   Property and equipment, net.............  $2,204,802   3,924,055   3,768,575
                                             ==========   =========   =========

  Depreciation of property and equipment in 1995, 1996, 1997 and 1998 totaled $181,198, $224,201, $289,043 and $129,692, respectively.

(4) Other Noncurrent Assets

  Other noncurrent assets at December 31, 1996 and 1997 and May 5, 1998 consist of the following:

                                                December 31, December 31, May 5,
                                                    1996         1997      1998
                                                ------------ ------------ ------
   Deposits....................................    $4,672       4,672     4,672
   Goodwill....................................     3,936       3,500     3,500
   Mortgage commitment fee.....................       254         254       254
                                                   ------       -----     -----
                                                   $8,862       8,426     8,426
                                                   ======       =====     =====

                     NORTHLAND AUTO TRANSPORTERS, INC. AND
                         NORTHLAND FLEET LEASING, INC.

            NOTES TO THE COMBINED FINANCIAL STATEMENTS--(Continued)

               December 31, 1995, 1996 and 1997 and May 5, 1998

(5) Indebtedness

  The Company's long-term debt consisted of the following at December 31, 1996 and 1997 and May 5, 1998:

                                             December 31, December 31,  May 5,
                                                 1996         1997       1998
                                             ------------ ------------ --------
Note payable to Navistar Financial Corp.,
 payable in monthly installments of $1,188,
 including interest at 8.755%, maturing
 June 2000. Secured by equipment...........    $ 43,095       31,081        --

Note payable to First of America Bank,
 payable in monthly installments of
 $11,029, including interest at 8.25%,
 maturing May 1999. Secured by equipment...     288,698      176,248    136,325

Note payable to First of America Bank,
 payable in monthly principal installments
 of $7,320, plus interest at 0.75% above
 the prime lending rate (9.0%, 9.25% and
 7.75% at December 31, 1996 and 1997 and
 May 5, 1998), maturing July 1998. Secured
 by equipment..............................     141,143       49,628     17,376

Note payable to First of America Bank,
 payable in monthly installments of $6,290,
 including interest at 8.25%, maturing
 October 1998. Secured by equipment........     128,270       60,948     37,125
Various notes payable secured by
 equipment.................................         --        20,261     18,743
                                               --------     --------   --------
Total long-term debt.......................     601,206      626,822    481,284
                                               --------     --------   --------
Less installments due within one year......    (282,824)    (346,859)  (262,265)
                                               --------     --------   --------
Long-term debt, excluding current
 installments..............................    $318,382      279,963    219,019
                                               ========     ========   ========

Note payable to First of America Bank,
 payable in monthly principal installments
 of $6,771, including interest at the
 Bank's base lending rate (8.50% at May 5,
 1998 and December 31, 1997), maturing
 April 10, 2001. Secured by equipment......         --       288,656    271,715


  Annual maturities of long-term debt for each of the four years subsequent to May 5, 1998 are as follows:

   1999................................................................ $262,265
   2000................................................................   74,779
   2001................................................................  108,308
   2002................................................................   35,932
                                                                        --------
                                                                        $481,284
                                                                        ========

(6) Leases

  The Company leases equipment under a capital leases expiring from 2000 to 2002. The asset and liability under the capital lease recorded at the present value of the minimum lease payments. Amortization of equipment under the capital lease is included in depreciation expense in the accompanying statements of operations.

  Northland leases its operating facility from a third-party under a cancelable operating lease rent expense in 1995, 1996, 1997 and 1998 was $40,054, $58,515, $41,700 and $14,782.

                     NORTHLAND AUTO TRANSPORTERS, INC. AND
                         NORTHLAND FLEET LEASING, INC.

            NOTES TO THE COMBINED FINANCIAL STATEMENTS--(Continued)

               December 31, 1995, 1996 and 1997 and May 5, 1998
  Following is a summary of property held under the capital leases at December 31, 1996 and 1997 and May 5, 1998:

                                            December 31, December 31,  May 5,
                                                1996         1997       1998
                                            ------------ ------------ --------
   Equipment...............................   $18,000     1,047,298    977,949
     Less accumulated amortization.........    (3,600)     (298,619)  (385,141)
                                              -------     ---------   --------
   Net assets held under capital leases....   $14,400       748,679    592,808
                                              =======     =========   ========

  The present value of capital lease payments and minimum future rental payments to be paid on all noncancelable operating leases for each of the next five years are as follows:

   Years ending December 31,                                      Capital leases
   -------------------------                                      --------------
   1998..........................................................   $ 136,268
   1999..........................................................     217,219
   2000..........................................................     208,195
   2001..........................................................     197,277
   2002..........................................................     271,073
                                                                    ---------
   Total.........................................................   1,030,032
   Less amount representing interest.............................    (174,877)
                                                                    ---------
   Present value of capital lease payments.......................   $ 855,155
                                                                    =========

(7) Income Taxes

  Income tax expense (benefit) for the year ended December 31, 1995, 1996 and 1997 and for the period from January 1 through May 5, 1998 consists of:

                                  December 31, December 31, December 31, May 5,
                                      1995         1996         1997      1998
                                  ------------ ------------ ------------ -------
   Current:
     Federal.....................   $42,400        5,290      270,000    201,000
     Deferred....................   (11,000)      (6,000)      65,000     34,000
                                    -------       ------      -------    -------
                                    $31,400         (710)     335,000    235,000
                                    =======       ======      =======    =======

  The following table reconciles the expected federal statutory tax rate to the effective tax rate:

                                December 31, December 31, December 31, May 5,
                                    1995         1996         1997      1998
                                ------------ ------------ ------------ -------
   Computed expected tax
    expense....................   $104,264      117,471      472,372   178,464
   Effect of earnings from S-
    Corporation................    (77,750)    (123,441)    (141,644)   56,536
   Non-deductible meals and
    entertainment expense......      4,886        5,260        4,272       --
                                  --------     --------     --------   -------
                                  $ 31,400         (710)     335,000   235,000
                                  ========     ========     ========   =======

                     NORTHLAND AUTO TRANSPORTERS, INC. AND
                         NORTHLAND FLEET LEASING, INC.

            NOTES TO THE COMBINED FINANCIAL STATEMENTS--(Continued)

               December 31, 1995, 1996 and 1997 and May 5, 1998

  The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1997 and May 5, 1998 and are presented below:

                                           December 31, December 31,  May 5,
                                               1996         1997       1998
                                           ------------ ------------ --------
   Deferred tax asset:
     Allowance for doubtful accounts......  $   9,000       17,000     11,000
   Deferred tax liability:
     Property and equipment, due to
      differences in depreciation lives
      and methods.........................   (171,000)    (244,000)  (272,000)
                                            ---------     --------   --------
   Net deferred tax liability.............  $(162,000)    (227,000)  (261,000)
                                            =========     ========   ========

  At December 31, 1995, the net deferred tax liability was $168,000.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies, as well as carryback opportunities, in making this assessment. Based upon the level of historical taxable income, projections for future taxable income, and carryback opportunities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

(8) Related Party

  The Company has borrowed funds from its principal shareholder and has an outstanding payable for December 31, 1996 and 1997 and for the period from January 1, 1998 through May 5, 1998 of $159,505, $53,849, and $50,972, respectively.

(9) Employee Benefits

  The Company has a retirement savings plan, pursuant to section 401(k) of the Internal Revenue Code, that is available to all employees with at least 1 year of service to the Company and that are at least 21 years of age. Eligible participants may contribute up to 15% of their compensation. The Company provides discretionary matching contributions to the Plan, which amounted to $12,985, $64,196, $0, and $88,329 in 1995, 1996, 1997, and the period from
January 1, 1998 through May 5, 1998, respectively.

(10) Business Risks

  Two customers accounted for a combined 11% and 16% of the Company's sales in 1996 and 1997, respectively.

  Four customers accounted for more than 44% of the Company's sales as of period end May 5, 1998. At May 5, 1998, the Company had $418,924 of trade accounts receivable due from these companies.

                     NORTHLAND AUTO TRANSPORTERS, INC. AND
                         NORTHLAND FLEET LEASING, INC.

            NOTES TO THE COMBINED FINANCIAL STATEMENTS--(Continued)

               December 31, 1995, 1996 and 1997 and May 5, 1998

(11) Contingent Liabilities

  Various legal claims arise against Northland during the normal course of business. In the opinion of management, liabilities, if any, arising from proceedings would not have a material effect on the financial statements.

(12) Subsequent Event

  On May 5, 1998 the stockholder sold the companies to United Road Services, Inc. as part of the initial public offering of the common stock of United Road Services, Inc.

                     FALCON TOWING AND AUTO DELIVERY, INC.

                              FINANCIAL STATEMENTS

                December 31, 1995, 1996 and 1997 and May 5, 1998

                  (With Independent Auditors' Report Thereon)

                         INDEPENDENT AUDITORS' REPORT

The Stockholder
Falcon Towing and Auto Delivery, Inc.:

  We have audited the accompanying balance sheets of Falcon Towing and Auto Delivery, Inc. (Falcon) as of December 31, 1996 and 1997 and May 5, 1998 and the related statement of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1997 and the period from January 1, 1998 through May 5, 1998. These financial statements are the responsibility of Falcon's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Falcon Towing and Auto Delivery, Inc. as of December 31, 1996 and 1997 and May 5, 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 and the period from January 1, 1998 through May 5, 1998 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Albany, New York
July 27, 1998

                     FALCON TOWING AND AUTO DELIVERY, INC.

                                 BALANCE SHEETS

                   December 31, 1996 and 1997 and May 5, 1998

                                             December 31, December 31,  May 5,
                                                 1996         1997       1998
                                             ------------ ------------ ---------
                  Assets
Current assets:
  Cash.....................................   $   23,505       3,527       8,090
  Trade accounts receivable, net of
   allowance for doubtful accounts of
   $67,650 in 1996 and $188,500 in 1997 and
   1998....................................      476,896     717,560     499,074
  Inventories..............................       24,868      26,068      28,172
  Prepaid and other current assets.........       46,537     131,328     131,331
                                              ----------   ---------   ---------
    Total current assets...................      571,806     878,483     666,667
Property and equipment, net (notes 2, 3 and
 4)........................................    1,656,635   2,423,368   2,440,528
                                              ----------   ---------   ---------
    Total assets...........................   $2,228,441   3,301,851   3,107,195
                                              ==========   =========   =========

                Liabilities

Current liabilities:
  Current installments of long-term debt
   (note 3)................................   $  123,722     264,081     407,992
  Current installments of obligations under
   capital leases (note 4).................      252,527     368,590     414,628
  Borrowings under lines of credit (note
   3)......................................       36,150      47,121      50,378
  Accounts payable.........................      178,357     546,301     272,172
  Accrued payroll and related costs........       57,000      67,701     100,494
  Income taxes payable (note 5)............       98,698     207,399     250,723
  Other accrued liabilities................      137,600     214,979     163,443
                                              ----------   ---------   ---------
    Total current liabilities..............      884,054   1,716,172   1,659,830
Long-term liabilities:
  Long-term debt, excluding current
   installments (note 3)...................      225,386     250,196         --
  Obligations under capital leases,
   excluding current installments (note
   4)......................................      630,677     716,288     685,204
  Deferred income taxes (note 5)...........       11,733      10,555      42,253
                                              ----------   ---------   ---------
    Total liabilities......................    1,751,850   2,693,211   2,387,287
Stockholder's equity:
  Common stock, no par or stated value.
   Authorized 1,000 shares; issued and
   outstanding 750 shares..................          --          --          --
  Retained earnings........................      476,591     608,640     719,908
                                              ----------   ---------   ---------
    Total stockholder's equity.............      476,591     608,640     719,908
                                              ----------   ---------   ---------
    Total liabilities and stockholder's
     equity................................   $2,228,441   3,301,851   3,107,195
                                              ==========   =========   =========

                See accompanying notes to financial statements.

                     FALCON TOWING AND AUTO DELIVERY, INC.

                            STATEMENTS OF OPERATIONS

                Years ended December 31, 1995, 1996 and 1997 and
                Period from January 1, 1998 through May 5, 1998

                             December 31, December 31, December 31,  May 5,
                                 1995         1996         1997       1998
                             ------------ ------------ ------------ ---------
Net revenue.................  $4,351,847   6,203,104    7,784,766   2,848,353
Cost of revenue.............   3,492,248   4,638,239    5,955,423   2,134,217
                              ----------   ---------    ---------   ---------
    Gross profit............     859,599   1,564,865    1,829,343     714,136
Selling, general and
 administrative expenses....     952,260   1,190,631    1,614,386     479,501
                              ----------   ---------    ---------   ---------
    Income (loss) from oper-
     ations.................     (92,661)    374,234      214,957     234,635
Other income (expense):
  Interest expense..........     (77,176)   (129,150)    (147,700)    (48,345)
  Gain (loss) on sale of
   equipment................        (417)        --        98,735         --
  Other.....................      38,508      12,167       73,580         --
                              ----------   ---------    ---------   ---------
    Income (loss) before in-
     come taxes.............    (131,746)    257,251      239,572     186,290
Income tax expense (note
 5).........................      15,707      94,723      107,523      75,022
                              ----------   ---------    ---------   ---------
    Net income (loss).......  $ (147,453)    162,528      132,049     111,268
                              ==========   =========    =========   =========



                See accompanying notes to financial statements.

                     FALCON TOWING AND AUTO DELIVERY, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                Years ended December 31, 1995, 1996 and 1997 and
                Period from January 1, 1998 through May 5, 1998

                                                                      Total
                                                 Common Retained  stockholder's
                                                 stock  earnings     equity
                                                 ------ --------  -------------
Balance at December 31, 1994...................   $--    461,516     461,516
Net loss--1995.................................    --   (147,453)   (147,453)
                                                  ----  --------    --------
Balance at December 31, 1995...................    --    314,063     314,063
Net income--1996...............................    --    162,528     162,528
                                                  ----  --------    --------
Balance at December 31, 1996...................    --    476,591     476,591
Net income--1997...............................    --    132,049     132,049
                                                  ----  --------    --------
Balance at December 31, 1997...................    --    608,640     608,640
Net income--period from January 1, 1998 through
 May 5, 1998...................................    --    111,268     111,268
                                                  ----  --------    --------
Balance at May 5, 1998.........................   $--    719,908     719,908
                                                  ====  ========    ========



                See accompanying notes to financial statements.

                     FALCON TOWING AND AUTO DELIVERY, INC.

                            STATEMENTS OF CASH FLOWS

                Years ended December 31, 1995, 1996 and 1997 and
                Period from January 1, 1998 through May 5, 1998

                               December 31, December 31, December 31,  May 5,
                                   1995         1996         1997       1998
                               ------------ ------------ ------------ --------
Cash flows from operating
 activities:
  Net income (loss)..........   $(147,453)     162,528      132,049    111,268
  Adjustment to reconcile net
   income (loss) to net cash
   provided by operating
   activities:
    Depreciation and
     amortization............     343,595      431,828      621,673    257,178
    Deferred income tax
     (benefit) expense.......      15,707       (3,975)      (1,178)    31,698
    Gain on sale of
     equipment...............         417          --       (98,735)       --
    (Increase) decrease in
     trade accounts
     receivable..............      (1,169)    (236,557)    (240,664)   218,486
    Increase in inventories..         --           --        (1,200)    (2,104)
    Increase in prepaid and
     other current assets....     (10,524)      (9,236)     (84,791)        (3)
    Increase (decrease) in
     accounts payable........     104,440       (8,097)     367,944   (274,129)
    Increase in accrued
     payroll and related
     costs...................      71,443       53,937       10,701     32,793
    (Decrease) increase in
     income taxes payable....     (20,542)      98,698      108,701     43,324
    Increase (decrease) in
     other accrued
     liabilities.............       7,434      (12,591)      77,379    (51,536)
                                ---------     --------     --------   --------
      Net cash provided by
       operating activities..     363,348      476,535      891,879    366,975
                                ---------     --------     --------   --------
Cash flows used in investing
 activities:
  Purchases of property and
   equipment.................    (290,177)    (169,861)    (919,049)  (274,338)
  Proceeds from sale of
   property and equipment....         --           --       141,100        --
                                ---------     --------     --------   --------
      Net cash used in
       investing activities..    (290,177)    (169,861)    (777,949)  (274,338)
                                ---------     --------     --------   --------
Cash flows from financing
 activities:
  Net proceeds from long-term
   debt......................      75,047          --       384,609        --
  Net repayments on long term
   debt......................    (120,031)    (282,833)    (529,488)   (91,331)
  Net borrowing under lines
   of credit.................     (36,066)      (2,784)      10,971      3,257
                                ---------     --------     --------   --------
      Net cash used in
       financing activities..     (81,050)    (285,617)    (133,908)   (88,074)
                                ---------     --------     --------   --------
Net increase (decrease) in
 cash........................      (7,879)      21,057      (19,978)     4,563
Cash at beginning of period..      10,327        2,448       23,505      3,527
                                ---------     --------     --------   --------
Cash at end of period........   $   2,448       23,505        3,527      8,090
                                =========     ========     ========   ========
Supplemental disclosure of
 cash flow information:
  Cash paid during the period
   for:
    Interest.................   $  74,280      125,435      144,806     48,345
                                =========     ========     ========   ========
    Income taxes.............   $     --        12,591          --      31,698
                                =========     ========     ========   ========
Supplemental disclosure of
 noncash investing and
 financing activities:
  Issuance of notes for
   financing of capital
   leases....................   $ 571,137      671,086      511,722    156,990
                                =========     ========     ========   ========

                See accompanying notes to financial statements.

                     FALCON TOWING AND AUTO DELIVERY, INC.

                         NOTES TO FINANCIAL STATEMENTS

               December 31, 1995, 1996 and 1997 and May 5, 1998

(1) Description of Business and Summary of Significant Accounting Policies

 (a) Description of Business

  Falcon Towing and Auto Delivery, Inc. (Falcon) was founded in 1985. Falcon's primary business is transporting vehicles for dealers, leasing companies, auction companies and long-haul transporters in the Western United States. Falcon has facilities in Los Angeles, San Francisco and Phoenix. It operates approximately 50 vehicles.

 (b) Revenue Recognition

  Falcon operates as one segment related to the transportation of vehicles and equipment for customers.

  Falcon's revenue is derived from customers who require transport of vehicles and equipment. Transport revenue is recognized upon the delivery of the vehicles and equipment to their final destination. Expenses related to the generation of revenue are recognized as incurred.

 (c) Inventories

  Inventories, which consist principally of replacement tires and truck parts, are stated at the lower of cost or market.

 (d) Property and Equipment

  Property and equipment are stated at cost. Depreciation is determined for financial statement purposes using the straight-line method over the estimated useful lives of the individual assets or, for leasehold improvements, over the terms of the related leases if shorter. Accelerated methods of depreciation have been used for income tax purposes. For financial statement purposes, Falcon provides for depreciation of property and equipment over the following estimated useful lives:

   Transportation and towing equipment.................................. 5 years
   Machinery and equipment.............................................. 5 years
   Leasehold improvements............................................... 5 years
   Furniture and fixtures............................................... 5 years
   Office equipment..................................................... 5 years

 (e) Fair Value of Financial Instruments

  Due to the short-term nature of various financial instruments and the current incremental borrowing rates available to Falcon on bank loans with similar terms and maturities, the fair value of Falcon's financial instruments approximates their carrying values.

 (f) Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                     FALCON TOWING AND AUTO DELIVERY, INC.

               December 31, 1995, 1996 and 1997 and May 5, 1998

 (g) Use of Estimates

  Management of Falcon has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) Property and Equipment

  Property and equipment at December 31, 1996 and 1997 and May 5, 1998 consist of the following:

                                        December 31,  December 31,   May 5,
                                            1996          1997        1998
                                        ------------  ------------ ----------
   Transportation and towing
    equipment.......................... $ 2,970,070     4,124,483   4,370,183
   Machinery and equipment.............      70,296       104,411     108,388
   Leasehold improvements..............      26,489        43,653      43,653
   Furniture and fixtures..............      10,448        14,298      14,298
   Office equipment....................      19,225        19,225      43,886
   Construction-in-progress............         --         33,000      33,000
                                        -----------    ----------  ----------
                                          3,096,528     4,339,070   4,613,408
   Less accumulated depreciation and
    amortization.......................  (1,439,893)   (1,915,702) (2,172,880)
                                        -----------    ----------  ----------
                                        $ 1,656,635     2,423,368   2,440,528
                                        ===========    ==========  ==========

  Depreciation and amortization of property and equipment in 1995, 1996 and 1997 and for the period ended May 5, 1998 totaled $343,595, $431,828, $621,673 and $257,178, respectively.

(3) Indebtedness

  Falcon has available a $50,000 line of credit with $50,378 outstanding at May 5, 1998, secured by the assets of Falcon and a guarantee by Falcon's stockholder. Outstanding borrowing bear interest at 11.5%. Subsequent to May 5, 1998, Falcon repaid the outstanding balance in full.

  Falcon has various notes payable to banks aggregating $407,992 and payable in monthly installments ranging from $1,024 to $2,909, including interest ranging from 9.0% to 10.5%. The notes mature at dates ranging from April, 1998 to April, 2000 and are secured by vehicles and equipment. These notes have been classified as current as subsequent to May 5, 1998, all outstanding notes payable were paid in full.

(4) Leases

  The Company is obligated under capital lease arrangements for certain vehicles, which expire at various dates through November 2000.

  Following is a summary of equipment held under capital leases at December 31, 1996, 1997 and May 5, 1998:

                              December 31, December 31,   May 5,
                                  1996         1997        1998
                              ------------ ------------ ----------
   Transportation and towing
    equipment................  $1,612,687    2,124,409   2,281,399
     Less accumulated
      amortization...........    (703,928)  (1,036,670) (1,281,130)
                               ----------   ----------  ----------
                               $  908,759    1,087,739   1,000,269
                               ==========   ==========  ==========

                     FALCON TOWING AND AUTO DELIVERY, INC.

               December 31, 1995, 1996 and 1997 and May 5, 1998

  Falcon leases the land and buildings used for its operations at the El Monte and Phoenix locations under lease agreements with its sole stockholder. Rent paid to the stockholder in 1995, 1996, 1997 and for the period ended May 5, 1998 was $0, $24,000, $319,000 and $129,500, respectively. Additionally,
Falcon has a cancelable lease for the land and building used for its operations at the Newark, CA location from an unrelated third party for annual rental payments of approximately $48,000. Rent expense for the period ended May 5, 1998 was $16,000. Falcon is responsible for all operating costs related to the properties.

  Subsequent to May 5, 1998, United Road Services, Inc. entered into agreements with the stockholder to lease the land and buildings used in Falcon's operations. Accordingly, the Company is not obligated with respect to future operating lease commitments.

  Future minimum capital lease payments as of May 5, 1998 are:

   1998............................................................. $  464,548
   1999.............................................................    402,427
   2000.............................................................    245,115
   Thereafter.......................................................        --
                                                                     ----------
     Total future minimum lease payments............................  1,112,090
   Less amounts representing interest...............................    (12,258)
                                                                     ----------
     Present value of net minimum capital lease payments............ $1,099,832
                                                                     ==========

(5) Income Taxes

  Income tax expense for the years ended December 31, 1995, 1996 and 1997 and the period from January 1, 1998 through May 5, 1998 consists of:

                            December 31, December 31, December 31, December 31,
                                1995         1996         1997         1998
                            ------------ ------------ ------------ ------------
   Current:
     Federal...............   $   --        77,500       86,271       34,384
     State.................       --        21,198       22,430        8,940
                              -------       ------      -------       ------
                                  --        98,698      108,701       43,324
   Deferred................    15,707       (3,975)      (1,178)      31,698
                              -------       ------      -------       ------
                              $15,707       94,723      107,523       75,022
                              =======       ======      =======       ======

                     FALCON TOWING AND AUTO DELIVERY, INC.

               December 31, 1995, 1996 and 1997 and May 5, 1998

  The following table reconciles the expected tax expense at the Federal statutory tax rate to the effective tax rate:

                                  December 31, December 31, December 31, May 5,
                                      1995         1996         1997      1998
                                  ------------ ------------ ------------ ------
   Computed expected tax
    (benefit) expense...........    $(44,794)     87,465       81,454    63,339
   State income taxes (benefit),
    net of Federal benefit......      (8,087)     13,991       14,803    10,869
   Non-deductible meals and
    entertainment expenses......       1,428         354        2,116       814
   Tax penalties and
    disallowances...............         --        5,724        3,898       --
   Net operating loss
    carryforward for which no
    benefit will be derived.....      73,039         --           --        --
   Basis difference in fixed
    assets which will not result
    in a tax benefit or loss....      (5,879)    (12,811)       5,252       --
                                    --------     -------      -------    ------
                                    $ 15,707      94,723      107,523    75,022
                                    ========     =======      =======    ======

  The tax effects of temporary differences that give rise to deferred tax liabilities at December 31, 1995, 1996 and 1997 and May 5, 1998 relate to depreciation of property, plant and equipment. At December 31, 1995, 1996, 1997 and May 5, 1998, deferred tax liabilities amounted to $15,707, $11,733, $10,555, and $42,253, respectively.

(6) Employee Benefits

  Falcon has a retirement savings plan pursuant to section 401(k) of the Internal Revenue Code that is available to all employees with at least one year of service to Falcon and that are at least twenty-one years of age. Falcon provides matching funds of 25% of eligible contributions to the Plan which amounted to $0, $0, $18,000, and $12,000 in 1995, 1996 and 1997 and for
the period ended May 5, 1998, respectively.

(7) Subsequent Event

  On May 5, 1998, the stockholder successfully completed the sale of Falcon to United Road Services, Inc. The sales transaction is affected through a combination of cash and common stock of United Road Services, Inc. The selling price of Falcon exceeds its nets assets as of May 5, 1998. Certain of the assets of Falcon, in the amount of $65,000, will be retained by the stockholder.

               SMITH-CHRISTENSEN ENTERPRISES, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                  January 31, 1996 and 1997, December 31, 1997
                                and May 5, 1998

                  (With Independent Auditors' Report Thereon)

                         INDEPENDENT AUDITORS' REPORT

The Shareholder and Board of Directors
Smith-Christensen Enterprises, Inc. and Subsidiary:

  We have audited the accompanying consolidated balance sheets of Smith-Christensen Enterprises, Inc. and Subsidiary (City Towing, Inc. d/b/a Quality Towing ("Quality")) as of January 31, 1997, December 31, 1997 and May 5, 1998 and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended January 31, 1996 and 1997, the twelve-month period ended December 31, 1997, and the period from January 1, 1998 through May 5, 1998. These consolidated financial statements are the responsibility of Quality's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Christensen Enterprises, Inc. and Subsidiary (City Towing, Inc. d/b/a Quality Towing) as of January 31, 1997, December 31, 1997 and May 5, 1998, the results of their operations and cash flows for the years ended January 31, 1996 and 1997, the twelve-month period ended December 31, 1997, and the period from January 1, 1998 through May 5, 1998, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Albany, New York
August 14, 1998

               SMITH-CHRISTENSEN ENTERPRISES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

              January 31, 1997, December 31, 1997 and May 5, 1998

                                               January
                                                 31,     December 31,  May 5,
                                                 1997        1997       1998
                                              ---------- ------------ ---------
                   Assets
Current assets:
  Cash....................................... $  180,269    266,687     691,294
  Trade accounts receivable, net of allowance
   for doubtful accounts of $26,850, $75,850
   and $75,850, respectively.................     88,518    277,966     313,210
  Accounts receivable from related parties...     10,665     50,151     116,582
  Due from employees.........................     19,124     22,053      14,599
  Inventories................................     20,661      9,950         --
  Prepaid expenses...........................     30,048     19,680      51,979
  Other current assets.......................        900        900         --
                                              ----------  ---------   ---------
    Total current assets.....................    350,185    647,387   1,187,664
  Property and equipment, net................  2,653,243  2,877,229   1,952,495
  Accounts receivable from related party.....    157,294    831,733         --
  Other assets...............................    118,908     98,905      92,056
                                              ----------  ---------   ---------
    Total assets............................. $3,279,630  4,455,254   3,232,215
                                              ==========  =========   =========

    Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt..... $  447,875    541,836   2,330,070
  Accounts payable...........................     38,278     68,203     149,034
  Accrued payroll and related costs..........     28,757     85,563     119,442
  Income taxes payable.......................     60,863    345,339      77,710
  Other accrued expenses.....................      5,305      3,110       6,416
                                              ----------  ---------   ---------
    Total current liabilities................    581,078  1,044,051   2,682,672
Long-term liabilities:
  Long-term debt, excluding current
   installments..............................  2,415,340  2,188,038         --
  Deferred income taxes......................    193,379    312,721     301,601
                                              ----------  ---------   ---------
    Total liabilities........................  3,189,797  3,544,810   2,984,273
                                              ----------  ---------   ---------
Stockholders' equity:
  Common stock, no par value. Authorized
   2,500 shares,
   issued and outstanding 2,425 shares.......     20,000     20,000      20,000
  Retained earnings..........................     69,833    890,444     227,942
                                              ----------  ---------   ---------
    Total stockholders' equity...............     89,833    910,444     247,942
                                              ----------  ---------   ---------
    Total liabilities and stockholders'
     equity.................................. $3,279,630  4,455,254   3,232,215
                                              ==========  =========   =========

          See accompanying notes to consolidated financial statements.

               SMITH-CHRISTENSEN ENTERPRISES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended January 31, 1996 and 1997,
                Twelve month period ended December 31, 1997, and Period from January 1, 1998 through May 5, 1998

                                January    January 31, December 31,  May 5,
                                31, 1996      1997         1997       1998
                               ----------  ----------- ------------ ---------
                                                         (Note 1)
Net revenue................... $4,395,762   5,395,475   6,802,474   2,664,208
Cost of revenue                 2,579,463   3,214,772   3,849,138   1,646,968
                               ----------   ---------   ---------   ---------
    Gross profit..............  1,816,299   2,180,703   2,953,336   1,017,240
Selling, general and
 administrative expenses......  1,436,488   1,194,716   1,389,707     336,447
                               ----------   ---------   ---------   ---------
    Income from operations....    379,811     985,987   1,563,629     680,793
                               ----------   ---------   ---------   ---------
Other income (expense):
  Interest expense............   (258,554)   (325,370)   (277,436)    (79,176)
  Interest income.............        --          --        4,524         --
  Other.......................    (25,005)    131,721     (27,375)   (278,549)
                               ----------   ---------   ---------   ---------
                                 (283,559)   (193,649)   (300,287)   (357,725)
                               ----------   ---------   ---------   ---------
    Income before income
     taxes....................     96,252     792,338   1,263,342     323,068
Income tax expense............    103,752     277,623     440,978     111,590
                               ----------   ---------   ---------   ---------
    Net income (loss)......... $   (7,500)    514,715     822,364     211,478
                               ==========   =========   =========   =========


          See accompanying notes to consolidated financial statements.

               SMITH-CHRISTENSEN ENTERPRISES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          Year ended January 31, 1996,
                   Eleven months ended December 31, 1997 and
                Period from January 1, 1998 through May 5, 1998

                                                                     Total
                                               Common  Retained  stockholders'
                                                stock  earnings     equity
                                               ------- --------  -------------
Balance at January 31, 1995................... $20,000 (437,382)   (417,382)
Net loss--year ended January 31, 1996.........     --    (7,500)     (7,500)
                                               ------- --------    --------
Balance at January 31, 1996...................  20,000 (444,882)   (424,882)
Net income--year ended January 31, 1997.......     --   514,715     514,715
                                               ------- --------    --------
Balance at January 31, 1997...................  20,000   69,833      89,833
Net income--twelve months ended December 31,
 1997.........................................     --   822,364     822,364
Net loss-month of January 1997................     --    (1,753)     (1,753)
                                               ------- --------    --------
Balance at December 31, 1997..................  20,000  890,444     910,444
Net income--period from January 1, 1998
 through May 5, 1998..........................     --   211,478     211,478
Distributions to shareholders.................     --  (873,980)   (873,980)
                                               ------- --------    --------
Balance at May 5, 1998........................ $20,000  227,942     247,942
                                               ======= ========    ========



          See accompanying notes to consolidated financial statements.

               SMITH-CHRISTENSEN ENTERPRISES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended January 31, 1996 and 1997,
                Twelve month period ended December 31, 1997, and Period from January 1, 1998 through May 5, 1998

                                  January 31, January 31, December 31,  May 5,
                                     1996        1997         1997       1998
                                  ----------- ----------- ------------ --------
Cash flows from operating
 activities:
 Net income (loss)..............   $  (7,500)   514,715      822,364    211,478
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
 Net loss for the month of
  January 1997..................         --         --        (1,753)       --
 Depreciation and amortization..     237,118    322,628      268,732    106,014
 Loss on disposal of equipment..         --         --           --      18,190
 Deferred income tax expense
  (benefit).....................     151,090    106,198      119,342    (11,120)
 Decrease (increase) in trade
  accounts receivable...........     (74,638)    63,597     (189,448)   (35,244)
 Increase in due from related
  parties.......................      (6,512)   (10,285)     (39,486)   (66,431)
 (Increase) decrease in due from
  employees.....................         --         --        (2,929)     7,454
 (Increase) decrease in
  inventories...................         --     (20,661)      10,711      9,950
 Decrease (increase) in prepaid
  expenses......................     (29,858)     7,609       10,368    (32,299)
 (Increase) decrease in
  receivables from related
  parties.......................     (34,549)  (297,009)    (674,439)   831,733
 (Decrease) increase in accounts
  payable.......................      65,853    (49,744)      29,925     36,207
 Decrease in other current
  assets........................         --         --           --         900
 (Decrease) increase in accrued
  payroll and related costs.....      62,316    (58,732)      56,806     33,879
 Increase (decrease) in income
  taxes payable.................     (30,809)    75,650      284,476   (267,629)
 (Decrease) increase in other
  accrued expenses..............       6,130     (1,785)      (2,195)     3,306
                                   ---------   --------     --------   --------
  Net cash provided by operating
   activities...................     338,641    652,181      692,474    846,388
                                   ---------   --------     --------   --------
Cash flows from investing
 activities:
 Purchases of property, plant
  and equipment.................    (700,708)  (493,663)    (472,715)  (108,053)
 Purchase of Custom Towing......    (200,000)       --           --         --
 Proceeds from sale of
  equipment.....................         --         --           --       8,000
                                   ---------   --------     --------   --------
  Net cash used in investing
   activities...................    (900,708)  (493,663)    (472,715)  (100,053)
                                   ---------   --------     --------   --------
Cash flows from financing
 activities:
 Proceeds from long-term debt...     424,979        --           --         --
 Principal payments on long-term
  debt..........................         --    (104,014)    (133,341)  (388,558)
 Proceeds from borrowings under
  lines-of credit...............         --         --           --      66,830
 Distribution to shareholder....     150,000    120,000          --         --
                                   ---------   --------     --------   --------
  Net cash provided by (used in)
   financing activities.........     574,979     15,986     (133,341)  (321,728)
                                   ---------   --------     --------   --------
Net increase in cash............      12,912    174,504       86,418    424,607
Cash at beginning of period.....      (7,147)     5,765      180,269    266,687
                                   ---------   --------     --------   --------
Cash at end of period...........   $   5,765    180,269      266,687    691,294
                                   =========   ========     ========   ========
Supplemental disclosures of
 financing activities and cash
 flow information:
 Noncash distribution to
  shareholders:
 Property and equipment.........   $     --         --           --     907,432
                                   =========   ========     ========   ========
 Long-term debt.................   $     --         --           --      78,076
                                   =========   ========     ========   ========
 Accounts payable...............   $     --         --           --      44,624
                                   =========   ========     ========   ========
 Retained earnings..............   $     --         --           --     873,980
                                   =========   ========     ========   ========
 Cash paid during the period
  for:
 Interest.......................   $ 258,554    325,370      253,242     79,033
                                   =========   ========     ========   ========
 Income taxes...................   $  58,439     61,656       37,160     45,000
                                   =========   ========     ========   ========

          See accompanying notes to consolidated financial statements.

              SMITH-CHRISTENSEN ENTERPRISES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         January 31, 1996 and 1997, December 31, 1997 and May 5, 1998

(1) Description of Business and Summary of Significant Accounting Policies

 (a) Description of Business

  Smith-Christensen Enterprises, Inc. and Subsidiary and its wholly-owned subsidiary City Towing, Inc. d/b/a Quality Towing, collectively referred to herein as "Quality", were founded in 1988 and 1968 respectively. Quality's primary business is towing, impounding and storing vehicles for municipal, governmental and commercial customers in Southern Nevada. Quality has two facilities in Las Vegas. It operates approximately 40 vehicles.

 (b) Period Presented

  Because Quality has a fiscal year end of January 31, the statements of operations, stockholder's equity and cash flows for Quality's most recent twelve-month period includes the results of operations for the month of January 1997, which is also included in the prior fiscal year ended January 31, 1997. The following represents the condensed results of operations for the month of January 1997 which is included in the twelve-month period ended December 31, 1997 and in the fiscal year ended January 31, 1997:

   Net income........................................................ $440,053
   Cost of revenues..................................................  242,564
                                                                      --------
       Gross profit..................................................  197,489
   Selling, general and administrative expenses......................  174,187
                                                                      --------
       Income from operations........................................   23,302
   Other expenses:
     Interest expense................................................  (24,193)
     Other...........................................................     (862)
                                                                      --------
       Loss before income taxes......................................   (1,753)
   Income tax expense................................................      --
                                                                      --------
       Net loss...................................................... $ (1,753)
                                                                      ========

 (c) Principles of Consolidation

  The consolidated financial statements include the financial statements of Smith-Christensen Enterprises, Inc. and its wholly-owned subsidiary City Towing, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

 (d) Revenue Recognition

  Quality operates as one segment related to the transportation of vehicles and equipment for customers.

  Quality's revenue is derived from customers who require a towing service, fees related to the storage of vehicles that have been towed, transport of vehicles and equipment, and auction sales of unclaimed vehicles. Towing revenue is recognized at the completion of each towing engagement, storage fees are accrued over the period the vehicles are held in the impound facility, transport revenue is recognized upon the delivery of the vehicles/equipment to their final destination, and revenue from auction sales are recorded when title to the vehicle has been transferred. Expenses related to the generation of revenue are recognized when incurred.

              SMITH-CHRISTENSEN ENTERPRISES, INC. AND SUBSIDIARY

         January 31, 1996 and 1997, December 31, 1997 and May 5, 1998

 (e) Inventories

  Inventories consist of vehicles that will be offered for auction. Inventories are stated at the lower of cost or market.

 (f) Property and Equipment

  Property and equipment is stated at cost and depreciated over the estimated useful lives of the individual assets or for leasehold improvements over the terms of the related leases if shorter using the straight-line method. Estimated useful lives are as follows:

   Buildings........................................................ 28-30 years
   Leasehold improvements........................................... 15-30 years
   Transportation and towing equipment..............................  5-15 years
   Office equipment.................................................   3-5 years
   Machinery and equipment..........................................     5 years

 (g) Fair Value of Certain Financial Instruments

  The carrying amount of receivables and all current liabilities approximates fair value due to the short-term nature of various financial instruments and the current incremental borrowing rates available to Quality on bank loans with similar terms and maturities.

 (h) Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (i) Long-Lived Assets

  Management of Quality reviews all long-lived assets for impairment on an annual basis. The carrying value is compared to future net undiscounted cash flows expected to be generated by the assets to ascertain whether or not the carrying value can be recovered during the expected life of the assets. If an impairment exists, the write down will be recorded during the current period.

 (j) Use of Estimates

  Management of Quality has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

              SMITH-CHRISTENSEN ENTERPRISES, INC. AND SUBSIDIARY

         January 31, 1996 and 1997, December 31, 1997 and May 5, 1998

(2) Prepaid Expenses

  Prepaid expenses consist of the following:

                                            January 31,  December 31,  May 5,
                                               1997          1997       1998
                                            -----------  ------------ ---------
   Prepaid insurance....................... $   28,010       19,680      44,479
   Prepaid rent............................      2,038          --        7,500
                                            ----------    ---------   ---------
     Total................................. $   30,048       19,680      51,979
                                            ==========    =========   =========

(3) Property, Plant and Equipment

  Property, plant and equipment consists of the following:

                                            January 31,  December 31,  May 5,
                                               1997          1997       1998
                                            -----------  ------------ ---------
   Land.................................... $  600,000      600,000         --
   Buildings...............................    156,225      156,225         --
   Vehicles................................  2,109,893    2,481,396   2,508,948
   Office equipment........................    123,691      212,066     222,089
   Machinery and equipment.................    112,889      125,726     172,463
   Leasehold improvements..................    278,925      278,925         --
                                            ----------    ---------   ---------
                                             3,381,623    3,854,338   2,903,500
   Less accumulated depreciation...........   (728,380)    (977,109)   (951,005)
                                            ----------    ---------   ---------
   Property, plant and equipment........... $2,653,243    2,877,229   1,952,495
                                            ==========    =========   =========

  Depreciation of property, plant and equipment for the years ended January
31, 1996 and 1997, for the twelve-month period ended December 31, 1997 and for the period from January 1, 1998 through May 5, 1998 totaled $140,910,
$224,196, $271,341 and $99,165, respectively.

(4) Other Assets

  Other assets consist of the following:

                                            January 31,  December 31,  May 5,
                                               1997          1997       1998
                                            -----------  ------------ ---------
   Metro contract.......................... $  705,850      705,850     705,850
   Non-compete agreement...................     25,000       25,000      25,000
   Goodwill................................    225,048      225,048     225,048
                                            ----------    ---------   ---------
                                               955,898      955,898     955,898
   Less accumulated amortization...........   (836,990)    (856,993)   (863,842)
                                            ----------    ---------   ---------
   Other assets, net....................... $  118,908       98,905      92,056
                                            ==========    =========   =========

  Metro contract costs, non-compete agreement and goodwill are amortized over nine, five and fifteen years, respectively. Amortization expense totaled $96,208, $98,432, $20,003 and $6,849 for the years ended January 31, 1996 and
1997, for the twelve-month period ended December 31, 1997, and for the period from January 1, 1998 through May 5, 1998, respectively.

              SMITH-CHRISTENSEN ENTERPRISES, INC. AND SUBSIDIARY

         January 31, 1996 and 1997, December 31, 1997 and May 5, 1998

(5) Indebtedness

  The Company's long-term debt at January 31, 1997, December 31, 1997 and May 5, 1998 consisted of the following:

                                             January
                                               31,      December 31,   May 5,
                                               1997         1997        1998
                                            ----------  ------------ ----------
Note payable to Navistar, payable in
 monthly installments of $563, including
 interest at 11.5% maturing August 28,
 1997. Secured by equipment...............  $    3,796         --           --

Notes payable to bank, payable in
 aggregate monthly installments of
 $20,312, plus interest ranging from 9% to
 9.25% over periods ranging from 36 to 48
 months, maturing between September 5,
 1998 and June 2001. Secured by vehicles
 and equipment............................     428,678     596,105      572,014

Note payable to former owner, payable in
 varied monthly installments, including
 interest at 10%, with a final lump sum
 payment of $1,396,556, maturing March 1,
 1999. Secured by stock City Towing,
 Inc. ....................................   1,682,529   1,562,530    1,502,553

Note payable to former owner, payable in
 monthly installments of $3,800, including
 interest at 9%, maturing July 1, 2003.
 Secured by land and building. Paid in
 full May 1998............................     226,489     202,485          --

Note payable to Navistar, payable in
 monthly installments of $1,433, including
 interest at 10.5%, maturing May 4, 1999.
 Secured by equipment.....................      35,444      22,540       17,906
Note payable to bank, payable in monthly
 installments of $6,716, including
 interest at 8%, maturing July 1, 2000.
 Secured by equipment.....................     245,316     187,529      166,844
                                            ----------   ---------   ----------
                                             2,863,216   2,729,874    2,330,070
Less installments due within one year.....    (447,875)   (541,836)  (2,330,070)
                                            ----------   ---------   ----------
Long-term debt, excluding current
 installments.............................  $2,415,341   2,188,038          --
                                            ==========   =========   ==========

Notes payable to Navistar, payable in
 monthly installments of $6,110 and
 $2,900, respectively, including interest
 at 9%, maturing May 12, 1999 and August
 11, 1999, respectively. Secured by
 equipment................................     240,964     158,685       70,753


(6) Leases

  The Company leases land and building used as part of its operations under a lease agreement with Nevada Recycling Corporation, an affiliated entity owned by the owners of the Company. The lease is classified as an operating lease. The agreement provides for monthly rental payment of $8,000 with an automatic renewal for additional consecutive periods of one year beginning every October, unless either party gives no less than 30 days written notice of the intent to terminate. The Company is responsible for all operating costs related to the property.

  Rent expense was $96,000 and $32,000 for the twelve-month period ended December 31, 1997 and for the period from January 1, 1998 through May 5, 1998, respectively.

               SMITH-CHRISTENSEN ENTERPRISES, INC. AND SUBSIDIARY

          January 31, 1996 and 1997, December 31, 1997 and May 5, 1998

(7) Income Taxes

  Income tax expense for the years ended January 31, 1996 and 1997, for the twelve-month period ended December 31, 1997, and for the period from January 1, 1998 through May 5, 1998, consists of:

                                 January 31, January 31, December 31, May 5,
                                    1996        1997         1997      1998
                                 ----------- ----------- ------------ -------
Current:
  Federal.......................  $(47,338)    171,425     321,636    122,710
  Deferred......................   151,090     106,198     119,342    (11,120)
                                  --------     -------     -------    -------
                                  $103,752     277,623     440,978    111,590
                                  ========     =======     =======    =======

  The following table reconciles the expected tax expense at the Federal statutory tax rate to the effective tax rate:

                                 January 31, January 31, December 31, May 5,
                                    1996        1997         1997      1998
                                 ----------- ----------- ------------ -------
Computed expected tax expense...  $ 32,726     269,395     429,536    109,843
Meals and entertainment.........     1,114       6,345       6,341        --
Nondeductible goodwill..........     5,101       5,101       5,101      1,747
Adjustment to prior years' tax-
 es.............................    64,811         --          --         --
Other...........................       --       (3,218)        --         --
                                  --------     -------     -------    -------
                                  $103,752     277,623     440,978    111,590
                                  ========     =======     =======    =======

  The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended January 31, 1997, for the twelve-month period ended December 31, 1997 and for the period from January 1, 1998 through May 5, 1998 are presented below:

                                              January 31, December 31, May 5,
                                                 1997         1997      1998
                                              ----------- ------------ -------
Deferred tax assets:
  Covenant-not-to-compete....................  $  2,031      (3,164)    (3,557)
  Contract/intangible........................    13,733         --         --
  Allowance for doubtful accounts............       --          --     (25,789)
                                               --------     -------    -------
    Total gross deferred tax assets..........    15,764      (3,164)   (29,346)
  Less valuation allowance...................       --          --         --
                                               --------     -------    -------
                                                 15,764      (3,164)   (29,346)
Deferred tax liabilities:
  Property and equipment, due to differences
   in depreciation lives and methods.........   209,143     315,885    330,947
                                               --------     -------    -------
    Net deferred tax liability...............  $193,379     312,721    301,601
                                               ========     =======    =======

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning

              SMITH-CHRISTENSEN ENTERPRISES, INC. AND SUBSIDIARY

         January 31, 1996 and 1997, December 31, 1997 and May 5, 1998
strategies, as well as carryback opportunities, in making this assessment. Based upon the level of historical taxable income, projections for future taxable income and carryback opportunities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

(8) Related Party Transactions

  Accounts receivable from related parties are amounts due from four companies under the common control of Quality's stockholders. The amounts receivable totaled $167,959, $881,884 and $116,582 as of January 31, 1997, December 31,
1997 and May 5, 1998, respectively.

  Quality leases land and building from an affiliated entity owned by the owners of the shareholder of Quality.

(9) Contingent Liabilities

  Various legal claims arise against Quality during the normal course of business. In the opinion of management, liabilities, if any, arising from proceedings would not have a material effect on the financial statements.

(10) Subsequent Event

  During February 1998, the stockholder entered into a definitive agreement to sell Quality to United Road Services, Inc. The sales transaction, affected through a combination of cash and common stock of United road Services, Inc., was effective May 6, 1998 upon the consummation of the initial public offering of the common stock of United Road Services, Inc.

                           CARON AUTO WORKS, INC. AND
                            CARON AUTO BROKERS, INC.

                         COMBINED FINANCIAL STATEMENTS

                       September 30, 1995, 1996 and 1997
                                and May 5, 1998

                  (With Independent Auditors' Report Thereon)

                         INDEPENDENT AUDITORS' REPORT

The Stockholders
Caron Auto Works, Inc. and
Caron Auto Brokers, Inc.:

  We have audited the accompanying combined balance sheets of Caron Auto Works, Inc. and Caron Auto Brokers, Inc. (collectively, "Caron") as of September 30, 1996 and 1997 and May 5, 1998, and the related combined statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997 and for the period from October 1, 1997 through May 5, 1998. These combined financial statements are the responsibility of Caron's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Caron Auto Works, Inc. and Caron Auto Brokers, Inc. as of September 30, 1996 and 1997 and May 5, 1998 and the results of their combined operations and their combined cash flows for each of the years in the three-year period ended September 30, 1997 and for the period from October 1, 1997 through May 5, 1998 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Albany, New York
August 21, 1998

              CARON AUTO WORKS, INC. AND CARON AUTO BROKERS, INC.

                            COMBINED BALANCE SHEETS

                    September 30, 1996, 1997 and May 5, 1998

                                         September 30, September 30,  May 5,
                                             1996          1997        1998
                                         ------------- ------------- ---------
                 Assets
Current assets:
  Cash..................................  $   29,370       108,163         --
  Trade accounts receivable, net of
   allowance for doubtful accounts of
   $26,793, $45,079 and $57,382,
   respectively.........................     633,736       746,332     888,292
  Accounts receivable from related
   parties (note 7).....................      98,056        49,754      12,113
  Accounts receivable from employees....         --          6,500         --
  Notes receivable......................         --         44,539      15,000
  Inventories...........................      24,185        30,040      56,070
  Prepaid and other current assets......      38,685         5,142      80,528
                                          ----------     ---------   ---------
    Total current assets................     824,032       990,470   1,052,003
                                          ----------     ---------   ---------
Property and equipment, net (notes 2, 3
 and 4).................................   1,241,097     2,278,962   4,129,407
Stockholder loan receivable.............         --            --      258,521
Deferred income taxes (note 5)..........         --            --       35,541
Other assets............................       2,500        22,736      62,156
                                          ----------     ---------   ---------
    Total assets........................  $2,067,629     3,292,168   5,537,628
                                          ==========     =========   =========
  Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt
   (note 3).............................  $   83,297       263,093     708,103
  Current installments under capital
   lease obligations (note 4)...........     181,272       177,932     211,900
  Borrowings under lines of credit (note
   3)...................................      18,839       225,000     250,000
  Payable to related parties (note 7)...     185,920         9,500      14,034
  Accounts payable......................     130,282       332,544     699,467
  Accrued payroll and related costs.....      16,058        40,870      74,875
  Income taxes payable (note 5).........     101,128        92,447     214,041
  Other accrued liabilities.............      24,021        48,277     112,857
                                          ----------     ---------   ---------
    Total current liabilities...........     740,817     1,189,663   2,285,277
Long-term liabilities:
  Long-term debt, excluding current
   installments (note 3)................      56,982     1,010,856   2,183,809
  Obligations under capital lease,
   excluding current installments (note
   4)...................................     428,862       437,789     458,603
  Deferred income taxes (note 5)........     160,342        54,019         --
                                          ----------     ---------   ---------
    Total liabilities...................   1,387,003     2,692,327   4,927,689
                                          ----------     ---------   ---------
Stockholders' equity:
  Common stock, $10 par value.
   Authorized 10,000 shares; issued and
   outstanding 200 shares...............       2,000         2,000       2,000
  Additional paid-in capital............      10,225        10,225      10,225
  Retained earnings.....................     698,401       617,616     627,714
  Less treasury stock, 3,000 common
   shares at cost.......................     (30,000)      (30,000)    (30,000)
                                          ----------     ---------   ---------
    Total stockholders' equity..........     680,626       599,841     609,939
                                          ----------     ---------   ---------
    Total liabilities and stockholders'
     equity.............................  $2,067,629     3,292,168   5,537,628
                                          ==========     =========   =========

            See accompanying notes to combined financial statements.

              CARON AUTO WORKS, INC. AND CARON AUTO BROKERS, INC.

                       COMBINED STATEMENTS OF OPERATIONS

               Years ended September 30, 1995, 1996 and 1997 and
                Period from October 1, 1997 through May 5, 1998

                          September 30, September 30, September 30,  May 5,
                              1995          1996          1997        1998
                          ------------- ------------- ------------- ---------
Net revenue..............  $4,624,155     5,575,257     6,626,850   5,291,796
Cost of revenue..........   4,044,834     5,083,883     6,303,546   4,282,412
                           ----------     ---------     ---------   ---------
    Gross profit.........     579,321       491,374       323,304   1,009,384
Selling, general and
 administrative
 expenses................     238,006       237,943       511,510     762,880
                           ----------     ---------     ---------   ---------
    Income (loss) from
     operations..........     341,315       253,431      (188,206)    246,504
                           ----------     ---------     ---------   ---------
Other income (expense):
  Interest expense.......     (77,693)     (108,069)     (141,000)   (194,868)
  Interest income........         810         5,706         8,360       4,074
  Gain (loss) on sale of
   assets................       7,457        16,985       114,966         (26)
  Other..................      25,570        22,526        29,460         --
                           ----------     ---------     ---------   ---------
    Income (loss) before
     income taxes........     297,459       190,579      (176,420)     55,684
Income tax expense
 (benefit) (note 5)......     103,020        61,838       (95,635)     45,586
                           ----------     ---------     ---------   ---------
    Net income (loss)....  $  194,439       128,741       (80,785)     10,098
                           ==========     =========     =========   =========



            See accompanying notes to combined financial statements.

              CARON AUTO WORKS, INC. AND CARON AUTO BROKERS, INC.

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

               Years ended September 30, 1995, 1996 and 1997 and

                Period from October 1, 1997 through May 5, 1998

                                  Additional                         Total
                           Common  paid-in   Retained  Treasury  stockholders'
                           stock   capital   earnings   stock       equity
                           ------ ---------- --------  --------  -------------
Balance at September 30,
 1994..................... $2,000   10,225   375,221   (30,000)     357,446
Net income-1995...........    --       --    194,439       --       194,439
                           ------   ------   -------   -------      -------
Balance at September 30,
 1995.....................  2,000   10,225   569,660   (30,000)     551,885
Net income-1996...........    --       --    128,741       --       128,741
                           ------   ------   -------   -------      -------
Balance at September 30,
 1996.....................  2,000   10,225   698,401   (30,000)     680,626
Net loss-1997.............    --       --    (80,785)      --       (80,785)
                           ------   ------   -------   -------      -------
Balance at September 30,
 1997.....................  2,000   10,225   617,616   (30,000)     599,841
Net income-period from
 October 1, 1997 through
 May 5, 1998..............    --       --     10,098       --        10,098
                           ------   ------   -------   -------      -------
Balance at May 5, 1998.... $2,000   10,225   627,714   (30,000)     609,939
                           ======   ======   =======   =======      =======



            See accompanying notes to combined financial statements.

              CARON AUTO WORKS, INC. AND CARON AUTO BROKERS, INC.

                       COMBINED STATEMENTS OF CASH FLOWS

 Years ended September 30, 1995, 1996, and 1997 and Period from October 1, 1997 through May 5, 1998

                             September 30, September 30, September 30,  May 5,
                                 1995          1996          1997        1998
                             ------------- ------------- ------------- --------
Cash flows from operating
 activities:
  Net income (loss).........   $194,437       128,741       (80,785)     10,098
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used
   in) operating activities:
    Depreciation and
     amortization...........    158,790       196,937       213,290     177,258
    Deferred income tax
     expense (benefit)......     41,924        18,467      (106,323)    (89,560)
    (Gain) loss on sale of
     assets.................     (7,457)      (16,985)     (114,966)         26
    Increase in trade
     accounts receivable....    (63,618)     (119,278)     (112,596)   (141,960)
    (Increase) decrease in
     receivables from
     related parties........    (12,056)      (66,885)       48,302      32,310
    (Increase) decrease in
     accounts receivable
     from employees.........        --            --         (6,500)      6,500
    Increase in
     inventories............      4,705       (23,766)       (5,855)    (26,030)
    (Increase) decrease in
     prepaid expenses.......      4,758       (19,644)       33,543     (75,386)
    Increase in other
     assets.................        191           --        (20,236)    (39,420)
    (Decrease) increase in
     amounts payable to
     related parties........    (10,702)      (22,889)     (176,420)      4,534
    Increase in accounts
     payable................    (44,731)       16,036       202,262     366,923
    (Decrease) increase in
     accrued payroll and
     related costs..........   (119,686)       (1,670)       24,812      34,005
    Increase in other
     accrued liabilities....        447        86,401        15,575     186,174
                               --------      --------      --------    --------
      Net cash provided by
       (used in) operating
       activities...........    147,002       175,465       (85,897)    445,472
                               --------      --------      --------    --------
Cash flows from investing
 activities:
  Purchases of property and
   equipment................   (142,383)      (54,909)     (333,277)   (243,960)
  Proceeds from sale of
   assets...................    123,913        56,011       341,196      14,000
  (Increase) decrease in
   notes receivable.........        --            --        (44,539)     29,539
                               --------      --------      --------    --------
      Net cash provided by
       (used in) investing
       activities...........    (18,470)        1,102       (36,620)   (200,421)
                               --------      --------      --------    --------
Cash flows from financing
 activities:
  Proceeds from long-term
   debt.....................    100,000        70,345       456,500     236,000
  Principal payments on
   long-term debt and
   capital leases...........   (174,880)     (300,175)     (461,351)   (361,024)
  Borrowings under line of
   credit, net..............    (35,000)       18,839       206,161      25,000
  Increase in shareholder
   loan, net ...............        --            --            --     (253,190)
                               --------      --------      --------    --------
      Net cash (used in)
       provided by financing
       activities...........   (109,880)     (210,991)      201,310    (353,214)
                               --------      --------      --------    --------
Net increase (decrease) in
 cash.......................     18,652       (34,424)       78,793    (108,163)
Cash at beginning of
 period.....................     45,142        63,794        29,370     108,163
                               --------      --------      --------    --------
Cash at end of period.......   $ 63,794        29,370       108,163         --
                               ========      ========      ========    ========
Supplemental disclosure of
 cash flow information:
  Cash paid during the
   period for:
    Interest................   $124,505       110,038       143,639     194,868
                               ========      ========      ========    ========
    Income taxes............   $    --         61,096        43,371       2,983
                               ========      ========      ========    ========

            See accompanying notes to combined financial statements.

              CARON AUTO WORKS, INC. AND CARON AUTO BROKERS, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                       September 30, 1995, 1996 and 1997
                                and May 5, 1998

(1) Description of Business and Summary of Significant Accounting Policies

 (a) Description of Business

  Caron Auto Works, Inc. and Caron Auto Brokers, Inc. (collectively, "Caron") were founded in 1976 and 1993, respectively. Caron's primary business is transporting vehicles for leasing companies, long-haul transporters and individuals in the Northeastern United States. It also provides towing services for commercial and private customers in the Hartford, Connecticut region. Caron has two facilities in East Hartford and one facility in New Jersey. It operates approximately 60 vehicles.

 (b) Principles of Combination

  The combined financial statements include the financial statements of Caron Auto Works, Inc. and Caron Auto Brokers, Inc. All significant intercompany balances and transactions have been eliminated in combination. Both entities have the same management and principal stockholder ownership.

 (c) Revenue Recognition
  Caron operates as one segment related to the transportation of vehicles and equipment for customers.

  Caron's revenue is derived from customers who require a towing service, transport of vehicles and equipment, fees related to repair of vehicles that have been towed, and auction sales of unclaimed vehicles. Towing revenue is recognized at the completion of each towing engagement, transport revenue is recognized upon the delivery of the vehicles/equipment to their final destination, repair fees are recorded when the service is performed, and revenue from auction sales are recorded when title to the vehicles has been transferred. Expenses related to the generation of revenue are recognized as incurred.

 (d) Inventories
  Inventories include spare parts used in the repair of vehicles, used vehicles and fuel. Inventories are stated at the lower of cost or market.

 (e) Property and Equipment

  Property and equipment are stated at cost. Depreciation is determined for financial statement purposes using the straight-line method over the estimated useful lives of the individual assets or, for leasehold improvements, over the terms of the related leases if shorter. Accelerated methods of depreciation have been used for income tax purposes. For financial statement purposes, Caron provides for depreciation of property and equipment over the following estimated useful lives:

           Automobiles and transportation
            equipment.............................    5 years
           Furniture and fixtures.................  5-7 years
           Machinery and equipment................  5-7 years
           Leasehold improvements................. 7-39 years

              CARON AUTO WORKS, INC. AND CARON AUTO BROKERS, INC.

                       September 30, 1995, 1996 and 1997
                                and May 5, 1998

 (f) Fair Value of Financial Instruments

  Due to the short-term nature of various financial instruments and the current incremental borrowing rates available to Caron on bank loans with similar terms and maturities, the fair value of Caron's financial instruments approximates their carrying values.

 (g) Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (h) Use of Estimates

  Management of Caron has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) Property and Equipment

  Property and equipment at September 30, 1996, 1997 and May 5, 1998 consists of the following:

                                        September 30, September 30,  May 5,
                                        ------------- ------------- ---------
                                            1996          1997        1998
                                        ------------- ------------- ---------
   Vehicles............................  $    16,608       42,258      25,650
   Office equipment....................       75,590      112,455     149,392
   Transportation and towing
    equipment..........................    1,663,407    2,604,541   4,508,408
   Leasehold improvements..............      262,276      313,011     377,026
                                         -----------    ---------   ---------
     Total.............................    2,017,881    3,072,265   5,060,476
   Less accumulated depreciation and
    amortization.......................     (776,784)    (793,303)   (931,069)
                                         -----------    ---------   ---------
                                         $ 1,241,097    2,278,962   4,129,407
                                         ===========    =========   =========

  Depreciation and amortization of property and equipment in 1995, 1996 and 1997 and for the period from October 1, 1997 to May 5, 1998 totaled $158,790, $196,937, $213,290 and $177,258, respectively.

(3) Indebtedness

Caron has available a $250,000 line of credit with Bank of South Windsor, secured by all corporate assets and a personal guarantee by Caron's primary stockholder. Interest is payable at the prime lending rate plus 1% (9.5% at May 5, 1998). The outstanding balance of $250,000 at May 5, 1998 is due on demand.

              CARON AUTO WORKS, INC. AND CARON AUTO BROKERS, INC.

                       September 30, 1995, 1996 and 1997
                                and May 5, 1998


Caron's long-term debt at September 30, 1996, 1997 and May 5, 1998 consists of the following:

                                            September 30, September 30, May 5,
                                            ------------- ------------- -------
                                                1996          1997       1998
                                            ------------- ------------- -------
Note payable to Bank of South Windsor,
 payable in monthly installments of
 $3,203, including interest at 9.5%.
 Secured by assets of Caron and the
 personal guarantee by the primary
 stockholders.............................     $40,498           --         --
Note payable to Bank of South Windsor
 payable in monthly installments of
 $1,633, including interest at 9.5%.
 Matured in October, 1996. Secured by one
 tractor and three trailers. .............       1,844           --         --
Note payable to Ford Motor Credit Company,
 payable in monthly installments of $959,
 including interest at 8.5%. Secured by
 equipment. ..............................      16,150           --         --
Note payable to Savings Bank of
 Manchester, payable in monthly principal
 payments of $2,500, plus interest at
 prime plus 1% (9.5% at May 5, 1998),
 maturing August, 2002. Secured by a car
 and the personal guarantee of the primary
 stockholder. ............................         --        147,500    130,000
Note payable to Savings Bank of
 Manchester, payable in monthly
 installments of $692, including interest
 at 8.25%, maturing August, 2000. Secured
 by a car. ...............................         --         21,459     17,585
Note payable to unrelated individual,
 payable in monthly installments of $580,
 including interest at 12.5%, maturing
 October, 2000............................      22,364        17,947     15,105
Note payable to Norwest Equipment Finance,
 payable in monthly installments of
 $3,398, including interest at 10.25%,
 maturing April, 2002. Secured by tractor,
 trailer and equipment. ..................         --            --     131,079
Note payable to Bank of South Windsor,
 payable in monthly principal payments of
 $1,111, plus interest at prime plus 1%
 (9.5% at May 5, 1998), maturing April,
 1999. Secured by assets of Caron and the
 personal guarantee of the primary
 stockholder. ............................      34,444        21,111     13,333
Note payable to Bank of South Windsor,
 payable in monthly installments of
 $8,904, including interest at 9.25%,
 maturing March, 2002. Secured by twelve
 tractors, twelve trailers and the
 personal guarantee of the primary
 stockholder. ............................         --        390,878    349,582
Note payable to Bank of South Windsor,
 payable in monthly interest installments
 only at prime plus 1% (9.5% at May 5,
 1998), maturing June, 1998. Secured by
 the assets of Caron and the personal
 guarantee of the primary stockholder. ...         --            --     100,000
Note payable to Savings Bank of
 Manchester, payable in monthly principal
 payments of $1,085, plus interest at
 8.25%, maturing September 29, 2000.
 Secured by a car and the personal
 guarantee of the primary stockholder. ...         --         34,500        --
Note payable to Chase Manhattan Bank,
 payable in monthly installments of
 $2,082, including interest at 9%,
 maturing November, 2002. Unsecured. .....         --            --      93,265

              CARON AUTO WORKS, INC. AND CARON AUTO BROKERS, INC.

                       September 30, 1995, 1996 and 1997
                                and May 5, 1998

                                          September 30, September 30,  May 5,
                                          ------------- ------------- ---------
Note payable to Chase Manhattan Bank,
 payable in monthly installments of
 $741, including interest at 8.5%,
 maturing December, 2002. Unsecured. ...         --             --       34,525
Note payable to Peoples Bank, payable in
 monthly principal payments of $1,786,
 plus interest at prime plus 1.5% (10%
 at May 5, 1998), maturing August, 2004.
 Secured by the assets of Caron and the
 personal guarantee of the primary
 stockholder and affiliated
 companies. ............................         --         148,214     135,712
Note payable to Orix Credit Alliance,
 payable in monthly installments of
 $3,719, including interest at 9.56%.
 Secured by tractor, trailer and the
 guarantee of affiliated companies. ....         --             --      142,759
Note payable to Ford Motor Credit
 Company, payable in monthly
 installments of $770, including
 interest at 10%, maturing November,
 2000. Secured by a truck. .............      24,979         17,924      13,472
Note payable to Newcourt Financial,
 payable in monthly installments of
 $3,320, including interest at 10.75%.
 Secured by tractor and trailer. .......         --             --      135,452
Note payable to Navistar Financial
 Corp., payable in monthly installments
 ranging from $1,632 to $6,788,
 including interest at rates of 9.9% and
 10.3%, maturing between 2001 and 2002.
 Secured by tractors and trailers. .....         --         474,416     559,584
Note payable to Green Tree Financial
 Servicing Corporation, payable in
 monthly installments of $10,649,
 including interest at 10.75%, maturing
 July, 2002. Secured by tractors,
 trailers and the personal guarantee of
 the primary stockholder. ..............         --             --      434,410
Note payable to Paccar Financial,
 payable in monthly installments of
 $10,249, including interest at 10.71%,
 maturing August, 2002. Secured by
 tractors and trailers. ................         --             --      423,798
Note payable to GE Capital in monthly
 installments of $2,383, including
 interest at 10.25%, maturing March,
 2003. Secured by tractor. .............         --             --      111,489
Note payable to GE Capital in monthly
 installments of $1,091, including
 interest at 10.5%, maturing March,
 2003. Secured by trailer. .............         --             --       50,762
                                            --------      ---------   ---------
    Total long-term debt................     140,279      1,273,949   2,891,912
Less installments due within one year...     (83,297)       263,093     708,103
                                            --------      ---------   ---------
    Long-term debt, excluding current
     Installments.......................    $ 56,982      1,010,856   2,183,809
                                            ========      =========   =========

              CARON AUTO WORKS, INC. AND CARON AUTO BROKERS, INC.

                       September 30, 1995, 1996 and 1997
                                and May 5, 1998


  The aggregate maturities of long-term debt for each of the five years subsequent to May 5, 1998 are as follows:

      1999........................................................... $  708,103
      2000...........................................................    635,805
      2001...........................................................    683,274
      2002...........................................................    650,463
      2003...........................................................    185,715
      Thereafter.....................................................     28,552
                                                                      ----------
                                                                      $2,891,912
                                                                      ==========

(4) Leases

  Caron is obligated under various capital leases for transportation and towing equipment that expire at various dates over the next six years.

  Following is a summary of equipment held under the capital leases at September 30, 1996, 1997 and May 5, 1998:

                                       September 30, September 30,  May 5,
                                           1996          1997        1998
                                       ------------- ------------- ---------
   Transportation and towing
    equipment.........................   $ 885,356      741,628    1,199,927
   Less accumulated amortization......    (186,143)    (198,826)    (326,092)
                                         ---------     --------    ---------
                                         $ 699,213      542,802      873,835
                                         =========     ========    =========

  Amortization of assets held under capital leases is included with depreciation expense.

  Caron leases the facility used for its operations from its primary shareholder. The lease is for a twenty-year term expiring in 2017 and has been classified as an operating lease. Caron also leases additional office space and storage lot on a month-to-month basis from its primary shareholder. The lease is classified as an operating lease. Caron is responsible for all operating costs related to the properties under both leases. Rent paid to the shareholder in 1995, 1996, 1997 and for the period from October 1, 1997 to May 5, 1998 was $84,382, $86,181, $117,096, and $51,919, respectively.

  Total rent expense for 1995, 1996 and 1997 and the period from October 1, 1997 to May 5, 1998 was $84,382, $86,181, $126,096, and $75,991, respectively.

              CARON AUTO WORKS, INC. AND CARON AUTO BROKERS, INC.

                       September 30, 1995, 1996 and 1997
                                and May 5, 1998


  Future minimum lease payments under noncanceleable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of May 5, 1998 are:

                                                         Capital    Operating
                                                         Leases      Leases
                                                        ---------  -----------
      Period Ending May 5,
      --------------------
      1999............................................. $ 280,713  $    93,000
      2000.............................................   251,100       98,200
      2001.............................................   158,849      100,655
      2002.............................................    84,381      103,171
      2003.............................................    31,818      105,751
      Thereafter.......................................       --     1,803,040
                                                        ---------  -----------
        Total minimum lease payments...................   806,861  $ 2,303,817
                                                                   ===========
      Less amount representing interest (at rates
       ranging from 8.2% to 16.77%)....................  (136,358)
                                                        ---------
        Present value of net minimum capital lease
         payments......................................   670,503
      Less current installments of obligations under
       capital leases..................................  (211,900)
                                                        ---------
        Obligations under capital leases, excluding
         current installment........................... $ 458,603
                                                        =========

(5)Income Taxes

  Income tax expense (benefit) for the years ended September 30, 1995, 1996 and 1997 and the period from October 1, 1997 to May 5, 1998 consists of:

                              September 30, September 30, September 30, May 5,
                                  1995          1996          1997       1998
                              ------------- ------------- ------------- -------
Current:
  Federal....................   $  38,174      26,900          5,789     90,087
  State......................      22,922      16,471          4,899     45,059
                                ---------      ------       --------    -------
                                   61,096      43,371         10,688    135,146
Deferred.....................      41,924      18,467       (106,323)   (89,560)
                                ---------      ------       --------    -------
                                $ 103,020      61,838        (95,635)    45,586
                                =========      ======       ========    =======

              CARON AUTO WORKS, INC. AND CARON AUTO BROKERS, INC.

                       September 30, 1995, 1996 and 1997
                                and May 5, 1998


  The following table reconciles the expected tax expense at the Federal statutory tax rate to the effective tax rate.

                             September 30, September 30, September 30, May 5,
                                 1995          1996          1997       1998
                             ------------- ------------- ------------- -------
   Computed expected tax
    expense (benefit)......    $ 101,136       64,797       (59,983)    18,933
   State income taxes, net
    of Federal benefit.....       15,129       10,871         3,233     29,739
   Officer's life
    insurance..............          427          --            --         694
   Non-deductible meals and
    entertainment
    expenses...............          512          998         1,647      3,373
   Non-deductible fines and
    penalties..............          --           --            --       9,813
   Effect of graduated tax
    rates..................      (16,262)     (14,980)      (34,847)   (18,021)
   Other...................        2,078          152        (5,685)     1,055
                               ---------      -------       -------    -------
                               $ 103,020       61,838       (95,635)    45,586
                               =========      =======       =======    =======

  The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of September 30, 1996 and 1997 and May 5, 1998 are presented below:

                                          September 30, September 30,  May 5,
                                              1996          1997        1998
                                          ------------- ------------- --------
   Deferred tax assets:
     Allowance for bad debts............   $   10,091       19,830      23,581
     Net operating loss carryforwards...          --       186,261     338,983
                                           ----------     --------    --------
       Total gross deferred tax asset...       10,091      206,091     362,564
       Less valuation allowance                   --           --          --
                                           ----------     --------    --------
       Net deferred tax asset...........       10,091      206,091     362,564
   Deferred tax liabilities:
     Property and equipment, due to
      differences in depreciation lives
      and methods.......................     (170,133)    (260,110)   (327,023)
                                           ----------     --------    --------
       Net deferred tax (liability)
        asset...........................   $ (160,042)     (54,019)     35,541
                                           ==========     ========    ========

  The net operating loss carryforward approximates $825,000, of which $453,000 expires in 2017 and $372,000 in 2018.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies, as well as carryback opportunities, in making this assessment. Based upon the level of historical taxable income, projections for future taxable income and carryback opportunities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not Caron will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

              CARON AUTO WORKS, INC. AND CARON AUTO BROKERS, INC.

                       September 30, 1995, 1996 and 1997
                                and May 5, 1998


(6)Non-Cash Transactions

  During 1995, 1996, 1997 and for the period from October 1, 1997 to May 5, 1998, Caron financed $0, $0, $1,144,108 and $1,797,769, respectively, of various transportation and towing equipment through several lending institutions (see note 3).

(7)Related Party Transactions

  As of May 5, 1998, the primary stockholder is indebted to Caron under an unsecured note, bearing interest at 7%. The loan receivable consists of personal expenses paid by Caron on the stockholder's behalf, net of advances received and expenses incurred by Caron payable to the stockholder. The net stockholder loan receivable totaled $258,521 as of May 5, 1998.

  Included in accounts receivable and accounts payable from related parties are amounts due to and from two companies under the common control of Caron's primary stockholder. The amounts receivable and payable totaled $12,113 and $14,034, respectively, as of May 5, 1998.

  Caron leases two buildings located in East Hartford, Connecticut, from the primary stockholder (see note 4).

(8)Subsequent Event

  During February 1998, the stockholders entered into a definitive agreement to sell Caron to United Road Services, Inc. The sales transaction, affected through a combination of cash and common stock of United Road Services, Inc., was effective May 6, 1998 upon the consummation of the initial public offering of the common stock of United Road Services, Inc. The selling price of Caron exceeded its net assets as of May 5, 1998.

                     ABSOLUTE TOWING AND TRANSPORTING, INC.

                              FINANCIAL STATEMENTS

                   December 31, 1996 and 1997 and May 5, 1998

                  (With Independent Auditors' Report Thereon)

                         INDEPENDENT AUDITORS' REPORT

The Stockholder
Absolute Towing and Transporting, Inc.:

  We have audited the accompanying balance sheets of Absolute Towing and Transporting, Inc. ("Absolute") as of December 31, 1996 and 1997 and May 5, 1998 and the related statements of operations, stockholder's equity and cash flows for the years ended December 31, 1996 and 1997 and for the period from January 1, 1998 through May 5, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As described in note 6, 99%, 99% and 92% of Absolute's revenue is derived from one customer, and all of Absolute's trade accounts receivable at December 31, 1996 and 1997 and May 5, 1998 is due from this single customer.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Absolute Towing and Transporting, Inc. as of December 31, 1996 and 1997 and May 5, 1998 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1997 and the period from January 1, 1998 through May 5, 1998 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Albany, New York
July 24, 1998

                     ABSOLUTE TOWING AND TRANSPORTING, INC.

                                 BALANCE SHEETS

                   December 31, 1996 and 1997 and May 5, 1998

                                            December 31, December 31,  May 5,
                                                1996         1997       1998
                                            ------------ ------------ ---------
                  Assets
Current assets:
  Cash.....................................   $    --        10,935     416,506
  Trade accounts receivable (note 3).......    268,818      593,679     445,755
  Income taxes receivable (note 5).........      9,731       55,324      10,269
  Prepaid expenses.........................     23,613       30,587      25,309
                                              --------    ---------   ---------
    Total current assets...................    302,162      690,525     897,839
Property and equipment, net (notes 2 and
 3)........................................    265,934      306,153     414,882
Deferred income taxes (note 5).............      6,436       31,331      16,260
                                              --------    ---------   ---------
                                              $574,532    1,028,009   1,328,981
                                              ========    =========   =========
   Liabilities and Stockholder's Equity
Current liabilities:
  Current installments of long-term debt
   (note 3)................................     15,737       16,218      16,906
  Borrowings under lines of credit (note
   3)......................................        --       212,403     760,317
  Bank overdraft...........................     98,012      312,217         --
  Accounts payable.........................     79,468      124,573     106,873
                                              --------    ---------   ---------
    Total current liabilities..............    193,217      665,411     884,096
                                              --------    ---------   ---------
Long-term liabilities:
  Long-term debt, excluding current
   installments (note 3) ..................        --        83,782      75,890
                                              --------    ---------   ---------
    Total liabilities......................    193,217      749,193     959,986
                                              --------    ---------   ---------
Stockholder's equity:
  Common stock, $42.86 par value.
   Authorized, issued and outstanding 1,000
   shares..................................     42,860       42,860      42,860
  Retained earnings........................    338,455      235,956     326,135
                                              --------    ---------   ---------
    Total stockholder's equity.............    381,315      278,816     368,995
                                              --------    ---------   ---------
    Total liabilities and stockholder's
     equity................................   $574,532    1,028,009   1,328,981
                                              ========    =========   =========


                See accompanying notes to financial statements.

                     ABSOLUTE TOWING AND TRANSPORTING, INC.

                            STATEMENTS OF OPERATIONS

                   Years ended December 31, 1996 and 1997 and
                Period from January 1, 1998 through May 5, 1998

                                          December 31, December 31,  May 5,
                                              1996         1997       1998
                                          ------------ ------------ ---------
Net revenue..............................  $3,464,623   4,779,901   2,006,600
Cost of revenue..........................   2,756,327   3,766,564   1,634,112
                                           ----------   ---------   ---------
    Gross profit.........................     708,296   1,013,337     372,488
Selling, general and administrative
 expenses................................     635,595   1,095,416     201,295
                                           ----------   ---------   ---------
    Income (loss) from operations........      72,701     (82,079)    171,193
                                           ----------   ---------   ---------
Other income (expenses):
  Interest expense.......................      (1,440)    (15,018)    (20,888)
  (Loss) gain on sale of assets..........      (2,842)      9,254         --
                                           ----------   ---------   ---------
    Income (loss) before income taxes....      68,419     (87,843)    150,305
                                           ----------   ---------   ---------
Income tax (benefit) expense (note 5)....     (12,667)    (24,095)     60,126
                                           ----------   ---------   ---------
    Net income (loss)....................  $   81,086     (63,748)     90,179
                                           ==========   =========   =========


                See accompanying notes to financial statements.

                     ABSOLUTE TOWING AND TRANSPORTING, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                   Years ended December 31, 1996 and 1997 and
                   Period from January 1, 1998 to May 5, 1998

                                                                     Total
                                               Common  Retained  stockholder's
                                                stock  earnings     equity
                                               ------- --------  -------------
Balance at December 31, 1995.................. $42,860 262,370      305,230
Distributions to stockholder..................     --   (5,001)      (5,001)
Net income--1996..............................     --   81,086       81,086
                                               ------- -------      -------
Balance at December 31, 1996..................  42,860 338,455      381,315
Distributions to stockholder..................     --  (38,751)     (38,751)
Net loss--1997................................     --  (63,748)     (63,748)
                                               ------- -------      -------
Balance at December 31, 1997..................  42,860 235,956      278,816
Net income--period from January 1, 1998
 through May 5, 1998..........................     --   90,179       90,179
                                               ------- -------      -------
Balance at May 5, 1998........................ $42,860 326,135      368,995
                                               ======= =======      =======



                See accompanying notes to financial statements.

                     ABSOLUTE TOWING AND TRANSPORTING, INC.

                            STATEMENTS OF CASH FLOWS

                   Years ended December 31, 1996 and 1997 and
                   Period from January 1, 1998 to May 5, 1998

                                            December 31, December 31,  May 5,
                                                1996         1997       1998
                                            ------------ ------------ --------
Cash flows from operating activities:
  Net income (loss)........................  $  81,086      (63,748)    90,179
  Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities:
    Depreciation and amortization..........    110,327      127,960     69,933
    Deferred income tax (benefit) expense..    (24,253)     (24,895)    15,071
    Loss (gain) from sale of property and
     equipment.............................      2,842       (9,254)       --
    (Decrease) increase in trade accounts
     receivable............................    (75,514)    (324,861)   147,924
    Decrease (increase) in income taxes
     receivable............................      8,086      (45,593)    45,055
    Decrease (increase) in prepaid
     expenses..............................      2,718       (6,974)     5,278
    Increase (decrease) in accounts
     payable...............................     29,252       45,105    (17,700)
                                             ---------     --------   --------
      Net cash provided by (used in)
       operating activities................    134,544     (302,260)   355,740
                                             ---------     --------   --------
Cash flows from investing activities:
  Purchases of property and equipment......   (143,215)    (192,675)  (178,662)
  Proceeds from sale of property and
   equipment...............................     11,749       33,750        --
                                             ---------     --------   --------
      Net cash used in investing
       activities..........................   (131,466)    (158,925)  (178,662)
                                             ---------     --------   --------
Cash flows from financing activities:
  Net increase in borrowings under line of
   credit..................................        --       212,403    547,914
  (Decrease) increase in bank overdraft....    (20,890)     214,205   (312,217)
  Proceeds from long-term debt.............     15,737      100,000        --
  Principal payments on long term debt.....        --       (15,737)    (7,204)
  Stockholder distributions................     (5,001)     (38,751)       --
                                             ---------     --------   --------
      Net cash (used in) provided by
       financing activities................    (10,154)     472,120    228,493
      Net (decrease) increase in cash......     (7,076)      10,935    405,571
Cash at beginning of period................      7,076          --      10,935
                                             ---------     --------   --------
Cash at end of period......................  $     --        10,935    416,506
                                             =========     ========   ========
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for:
  Interest.................................  $   1,439       15,018      4,059
                                             =========     ========   ========
  Income taxes.............................  $   3,500       46,393     25,340
                                             =========     ========   ========

                See accompanying notes to financial statements.

                    ABSOLUTE TOWING AND TRANSPORTING, INC.

                         NOTES TO FINANCIAL STATEMENTS

                  December 31, 1996 and 1997 and May 5, 1998

(1) Description of Business and Summary of Significant Accounting Policies

 (a) Description of Business

  Absolute Towing and Transporting, Inc. ("Absolute") was founded in 1987. Absolute's primary business is towing salvage vehicles for auction companies in Southern California. Absolute has one facility in Los Angeles. It operates approximately 25 vehicles.

 (b) Revenue Recognition

  Absolute operates as one segment related to the transportation of vehicles and equipment for customers.

  Absolute's revenue is derived from customers who require towing services. Revenue is recognized at the completion of each towing engagement. Expenses related to the generation of revenue are recognized as incurred.

 (c) Property and Equipment

  Property and equipment are stated at cost. Depreciation is determined for financial statement purposes using the straight line method over the estimated useful lives of the individual assets or, for leasehold improvements, over the terms of the related leases, if shorter. Accelerated methods of depreciation have been used for income tax purposes. For financial statement purposes, Absolute provides for depreciation of property and equipment over the following estimated useful lives:

            Transportation and towing
             equipment......................... 3-5 years
            Leasehold improvements.............   5 years
            Furniture and fixtures.............   5 years

 (d) Fair Value of Financial Instruments

  Due to the short-term nature of various financial instruments and the current incremental borrowing rates available to Absolute on bank loans with similar terms and maturities, the fair value of Absolute's financial instruments approximates their carrying values.

 (e) Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (f) Use of Estimates

  Management of Absolute has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                    ABSOLUTE TOWING AND TRANSPORTING, INC.

                  December 31, 1996 and 1997 and May 5, 1998


(2) Property and Equipment

  Property and equipment at December 31, 1996 and 1997 and May 5, 1998 consist of the following:

                                          December 31, December 31,  May 5,
                                              1996         1997       1998
                                          ------------ ------------ ---------
   Transportation and towing equipment...  $ 920,210      974,036   1,145,546
   Leasehold improvements................      3,740       27,110      27,110
   Furniture and fixtures................      1,060        1,060       1,060
                                           ---------    ---------   ---------
     Total...............................    925,010    1,002,206   1,173,716
   Less accumulated depreciation and
    amortization.........................   (659,076)    (696,053)   (758,834)
                                           ---------    ---------   ---------
                                           $ 265,934      306,153     414,882
                                           =========    =========   =========

  Depreciation and amortization of property and equipment in 1996, 1997 and 1998 totaled $110,327, $127,960 and $69,933, respectively.

(3) Indebtedness

  Absolute has a line of credit with a bank permitting borrowings up to $300,000 and is secured by accounts receivable, inventory, and equipment. Outstanding borrowings bear interest at the bank's prime rate plus 1% (9.5% at May 5, 1998). Borrowings under this non-revolving credit agreement aggregated $212,403 at December 31, 1997 and $301,050 at May 5, 1998 and is secured by accounts receivable, inventory, and equipment. The outstanding balance was subsequently repaid during May 1998.

  Absolute has a non-revolving credit agreement with a bank that provides for maximum borrowings of $600,000. Outstanding borrowings bear interest at the bank's prime rate plus 1% (9.5% at May 5, 1998). Borrowings under this non-revolving credit agreement are $459,267 at May 5, 1998. The outstanding balance was subsequently repaid during May 1998.

  Absolute's long-term debt consists of the following at December 31, 1996 and 1997 and May 5, 1998:

                                             December 31, December 31, May 5,
                                                 1996         1997      1998
                                             ------------ ------------ -------
   Note payable to bank, payable in monthly
    installments of $2,125, including
    interest at 10%, maturing December 1,
    2002. Secured by personal property......   $ 15,737     100,000     92,796
   Less installments due within one year....    (15,737)    (16,218)   (16,906)
                                               --------     -------    -------
     Long-term debt, excluding current
      installments..........................   $    --       83,782     75,890
                                               ========     =======    =======

  Aggregate maturities of long-term debt subsequent to May 5, 1998 are as follows:

        1999............................................................ $16,906
        2000............................................................  18,674
        2001............................................................  20,631
        2002............................................................  22,790
        2003............................................................  13,795
                                                                         -------
                                                                         $92,796
                                                                         =======

                    ABSOLUTE TOWING AND TRANSPORTING, INC.

                  December 31, 1996 and 1997 and May 5, 1998


(4) Leases

  Absolute leases the building used for its operations under a month-to-month lease agreement. The lease is classified as an operating lease. The agreement provides for monthly rental payments of $1,446. Absolute is responsible for all operating costs related to the property.

  Total rent expense for 1996, 1997 and 1998 was $24,442, $18,800 and $5,784,
respectively.

(5) Income Taxes

  Income tax expense (benefit) for the years ended December 31, 1996 and 1997 and the period from January 1, 1998 through May 5, 1998 consists of:

                                                December 31, December 31, May 5,
                                                    1996         1997      1998
                                                ------------ ------------ ------
   Current:
     Federal...................................   $ 10,786         --     43,164
     State.....................................        800         800     1,891
                                                  --------     -------    ------
                                                    11,586         800    45,055
   Deferred....................................    (24,253)    (24,895)   15,071
                                                  --------     -------    ------
                                                  $(12,667)    (24,095)   60,126
                                                  ========     =======    ======

  The following table reconciles the expected tax expense at Federal statutory tax rate to the effective tax rate:

                                              December 31, December 31, May 5,
                                                  1996         1997      1998
                                              ------------ ------------ ------
   Computed expected tax expense.............   $ 23,262     (29,867)   51,104
   Effect of graduated tax rates.............    (10,018)      6,656       --
   State income taxes, net of Federal
    benefit..................................      3,695      (1,626)    8,769
   Los Angeles Revitalization Zone (LARZ)
    credit...................................    (33,371)        --        --
   Non-deductible meals and entertainment
    expenses.................................      3,765         742       253
                                                --------     -------    ------
                                                $(12,667)    (24,095)   60,126
                                                ========     =======    ======

                    ABSOLUTE TOWING AND TRANSPORTING, INC.

                  December 31, 1996 and 1997 and May 5, 1998


  The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1997 and May 5, 1998 are presented below:

                                               December 31, December 31, May 5,
                                                   1996         1997      1998
                                               ------------ ------------ ------
   Deferred tax assets:
     Accrued salaries........................    $    --          --      8,015
     Los Angeles Revitalization Zone credit..     12,927       12,927       --
     Property and equipment due to
      differences in depreciation lives and
      methods................................        --           --      8,245
     Net operating loss carryforward.........        --        20,524       --
                                                 -------       ------    ------
       Total gross deferred tax assets.......     12,927       33,451    16,260
     Less valuation allowance................        --           --        --
                                                 -------       ------    ------
                                                  12,927       33,451    16,260
   Deferred tax liabilities:
     Property and equipment due to
      differences in depreciation lives and
      methods................................     (6,491)      (2,120)      --
                                                 -------       ------    ------
                                                 $ 6,436       31,331    16,260
                                                 =======       ======    ======

  The net operating loss carryforward of approximately $60,000 expires in 2017 and LARZ credit of approximately $12,900 expires in 2011.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies, as well as carryback opportunities, in making this assessment. Based upon the level of historical taxable income, projections for future taxable income and carryback opportunities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not Absolute will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future income are reduced.

(6) Concentration of Business Risks

  For the period ended May 5, 1998, 92% of Absolute's revenues were derived from one customer, Insurance Auto Auctions (IAA). The loss of this customer could significantly effect Absolute's performance.

(7) Subsequent Event

  On May 5, 1998, the stockholder successfully completed the sale of Absolute to United Road Services, Inc. The sales transaction is affected through a combination of cash and common stock of United Road Services, Inc. The selling price of Absolute exceeds its net assets as of May 5, 1998. Certain of the assets of Absolute, in the amount of $65,000, will be retained by the stockholder.

                   ASC TRANSPORTATION SERVICES AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997 and May 5, 1998

                  (With Independent Auditors' Report Thereon)

                         INDEPENDENT AUDITORS' REPORT

The Stockholder
ASC Transportation Services:

  We have audited the accompanying consolidated balance sheets of ASC Transportation Services and subsidiary (Auto Service Center d/b/a ASC Truck Service) as of December 31, 1997 and May 5, 1998, and the related consolidated statements of operations, stockholder's deficit, and cash flows for the year ended December 31, 1997 and for the period from January 1, 1998 through May 5, 1998. These consolidated financial statements are the responsibility of Auto Service's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASC Transportation Services and subsidiary (Auto Service Center d/b/a ASC Truck Service) as of December 31, 1997 and May 5, 1998, and the results of their operations and their cash flows for the year ended December 31, 1997 and the period from January 1, 1998 through May 5, 1998, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Albany, New York
July 31, 1998

                   ASC TRANSPORTATION SERVICES AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                       December 31, 1997 and May 5, 1998

                                                        December 31,  May 5,
                                                            1997       1998
                                                        ------------ ---------
                        ASSETS
Current assets:
  Cash.................................................  $  138,213     51,983
  Trade accounts receivable, (net of allowance for
   doubtful accounts of $0 and $10,000, respectively)..     225,364    182,597
  Income taxes receivable..............................         --       9,642
  Accounts receivable, other...........................       4,977        --
  Due from employees...................................         715        --
  Inventories..........................................      18,167     12,508
  Prepaid expenses.....................................      69,535     43,840
                                                         ----------  ---------
    Total current assets...............................     456,971    300,570
Property and equipment, net (notes 2 and 4)............     806,503    726,430
Other assets...........................................      10,986      1,905
                                                         ----------  ---------
    Total assets.......................................  $1,274,460  1,028,905
                                                         ==========  =========
         LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Current installments of long-term debt (note 3)......      20,275     16,512
  Current installments of obligations under capital
   leases (note 4).....................................     247,845    234,874
  Accounts payable.....................................     121,245     72,083
  Accrued payroll related costs........................      45,759     20,242
  Income taxes payable (note 5)........................      62,051        --
  Other accrued liabilities............................      16,961     33,732
                                                         ----------  ---------
    Total current liabilities..........................     514,136    377,443
Long-term liabilities:
  Long-term debt, excluding current installments (note
   3)..................................................     209,326    205,073
  Obligations under capital leases, excluding current
   installments (note 4)...............................     491,680    417,675
  Deferred income taxes (note 5).......................      82,965     71,185
                                                         ----------  ---------
    Total liabilities..................................   1,298,107  1,071,376
                                                         ----------  ---------
Stockholder's deficit:
  Common stock, no par value. Authorized 10,000 shares;
   issued and outstanding 25 shares....................      24,000     24,000
  Additional paid-in capital...........................      33,325     33,325
  Accumulated deficit..................................     (80,972)   (99,796)
                                                         ----------  ---------
    Total stockholder's deficit........................     (23,647)   (42,471)
                                                         ----------  ---------
    Total liabilities and stockholder's deficit........  $1,274,460  1,028,905
                                                         ==========  =========

        See accompanying notes to the consolidated financial statements.

                   ASC TRANSPORTATION SERVICES AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        Year ended December 31, 1997 and
                Period from January 1, 1998 through May 5, 1998

                                                         December 31,  May 5,
                                                             1997       1998
                                                         ------------ ---------
Net revenue.............................................  $3,310,464  1,264,558
Cost of revenue.........................................   2,364,355    878,290
                                                          ----------  ---------
    Gross profit........................................     946,109    386,268
Selling, general, and administrative expenses...........     764,778    384,096
                                                          ----------  ---------
    Income from operations..............................     181,331      2,172
                                                          ----------  ---------
Other income (expense):
  Interest expense......................................     (71,947)   (30,397)
  Gain (loss) on sale of assets.........................      18,670     (9,652)
  Other.................................................      34,834      8,121
                                                          ----------  ---------
    Income (loss) before income taxes...................     162,888    (29,756)
Income tax expense (benefit) (note 5)...................      49,096    (25,932)
                                                          ----------  ---------
    Net income (loss)...................................  $  113,792     (3,824)
                                                          ==========  =========




        See accompanying notes to the consolidated financial statements.

                   ASC TRANSPORTATION SERVICES AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

                        Year ended December 31, 1997 and
                Period from January 1, 1998 through May 5, 1998

                                           Additional                 Total
                                   Common   paid-in   Accumulated stockholder's
                                    stock   capital     deficit      deficit
                                   ------- ---------- ----------- -------------
Balance at January 1, 1997........ $24,000   33,325    (194,764)    (137,439)
Net income--1997..................     --       --      113,792      113,792
                                   -------   ------    --------     --------
Balance at December 31, 1997......  24,000   33,325     (80,972)     (23,647)
Distributions.....................     --       --      (15,000)     (15,000)
Net loss--period from January 1,
 1998 through
 May 5, 1998......................     --       --       (3,824)      (3,824)
                                   -------   ------    --------     --------
Balance at May 5, 1998............ $24,000   33,325     (99,796)     (42,471)
                                   =======   ======    ========     ========




        See accompanying notes to the consolidated financial statements.

                   ASC TRANSPORTATION SERVICES AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Year ended December 31, 1997 and
                Period from January 1, 1998 through May 5, 1998

                                                        December 31,  May 5,
                                                            1997       1998
                                                        ------------ ---------
Cash flows from operating activities:
  Net income (loss)....................................  $ 113,792      (3,824)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization......................    177,150      80,079
    Deferred income tax benefit........................     (6,786)    (11,780)
    (Gain) loss on sale of property and equipment......    (18,670)      9,652
    (Increase) decrease in trade accounts receivable...    (88,313)     42,767
    (Increase) decrease in due from employees..........     (1,376)        715
    (Increase) decrease in other accounts receivable...     (1,366)      4,977
    Increase in income taxes receivable................        --       (9,642)
    (Increase) decrease in inventories.................     (5,006)      5,659
    Decrease in prepaid expenses.......................     28,383      25,695
    Decrease in other assets...........................        --        9,081
    Decrease in accounts payable.......................    (11,932)    (49,162)
    Increase (decrease) in accrued payroll related
     costs.............................................     17,020     (25,517)
    Increase (decrease) in income taxes payable........     38,517     (62,051)
    Increase in other accrued liabilities..............      7,191      16,771
                                                         ---------   ---------
      Net cash provided by operating activities........    248,604      33,420
                                                         ---------   ---------
Cash flows from investing activities:
  Purchases of property and equipment..................   (268,647)    (22,731)
  Proceeds from sale of property and equipment.........     52,938      13,073
                                                         ---------   ---------
      Net cash used in investing activities............   (215,709)     (9,658)
                                                         ---------   ---------
Cash flows from financing activities:
  Proceeds net of principal payments on long-term debt
  and capital leases...................................    240,673     (94,992)
  Distribution to owner................................   (211,134)    (15,000)
                                                         ---------   ---------
      Net cash provided by (used in) financing
       activities......................................     29,539    (109,992)
                                                         ---------   ---------
Net increase (decrease) in cash........................     62,434     (86,230)
Cash at beginning of period............................     75,779     138,213
                                                         ---------   ---------
Cash at end of period..................................  $ 138,213      51,983
                                                         =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest...........................................  $  72,183      30,678
                                                         =========   =========
    Income taxes.......................................  $  57,541      14,260
                                                         =========   =========

                See accompanying notes to financial statements.

                  ASC TRANSPORTATION SERVICES AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997 and May 5, 1998

(1) Description of Business and Summary of Significant Accounting Policies

 (a) Description of Business

  ASC Transportation Services and its wholly-owned subsidiary, Auto Service Center (d/b/a ASC Truck Service), collectively referred to herein as "Auto Service", were founded in 1993 and 1965, respectively. Auto Service is a commercial and police towing company with two facilities based in Sacramento, California. One facility concentrates in the towing of commercial and personal vehicles primarily contracting with law enforcement agencies and motor clubs. The other location concentrates on the towing of larger commercial vehicles and maintains a repair shop also for commercial vehicles. It operates approximately 28 vehicles.

 (b) Principles of Consolidation

  The consolidated financial statements include the financial statements of ASC Transportation Services and its wholly-owned subsidiary, Auto Service Center. All significant intercompany balances and transactions have been eliminated in consolidation.

 (c) Revenue Recognition

  Auto Service operates as one segment related to the transportation of vehicles and equipment for customers.

  Auto Service's revenue is derived from customers who require a towing service, transport of vehicles and equipment, and fees related to the repair of vehicles that have been towed. Towing revenue is recognized at the completion of each towing engagement, transport revenue is recognized upon the delivery of the vehicles and equipment to their final destination, and repair fees are recorded when the service is performed. Expenses related to the generation of revenue are recognized as incurred.

 (d) Inventories

  Inventories consist principally of spare parts used for repair and maintenance. Inventories are stated at the lower of cost or market.

 (e) Property and Equipment

  Property and equipment are stated at cost. Depreciation is determined for financial statement purposes using the straight-line method over the estimated useful lives of the individual assets or, for leasehold improvements, over the terms of the related leases if shorter. Accelerated methods of depreciation have been used for income tax purposes. For financial statement purposes, Auto Service provides for depreciation of property and equipment over the following estimated useful lives:

      Transportation and towing equipment............................    5 years
      Machinery and other equipment..................................    7 years
      Leasehold improvements......................................... 7-20 years
      Furniture and fixtures.........................................    7 years

 (f) Fair Value of Financial Instruments

  Due to the short-term nature of various financial instruments and the current incremental borrowing rates available to Auto Service on bank loans with similar terms and maturities, the fair value of Auto Service's financial instruments approximates their carrying values.

                  ASC TRANSPORTATION SERVICES AND SUBSIDIARY

                       December 31, 1997 and May 5, 1998


 (g) Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (h) Use of Estimates

  Management of Auto Service has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) Property and Equipment

  Property and equipment at December 31, 1997 and May 5, 1998 consists of the following:

                                                         December 31,  May 5,
                                                             1997       1998
                                                         ------------ ---------
   Transportation and towing equipment..................  $1,425,655  1,415,326
   Machinery and other equipment........................     169,403    157,859
   Leasehold improvements...............................      29,614     31,811
   Furniture and fixtures...............................      39,175     40,442
                                                          ----------  ---------
     Total..............................................   1,663,847  1,645,438
   Less accumulated depreciation and amortization.......    (857,344)  (919,008)
                                                          ----------  ---------
                                                          $  806,503    726,430
                                                          ==========  =========

  Depreciation and amortization of property and equipment during the year ended December 31, 1997 and the period from January 1, 1998 through May 5, 1998 totaled $177,150 and $80,079, respectively.

(3) Indebtedness

  Auto Service's long-term debt consisted of the following at December 31, 1997 and May 5, 1998:

                                                           December 31, May 5,
                                                               1997      1998
                                                           ------------ -------
   Note payable to bank, payable in monthly installments
    of $1,042, including interest at 10.5%, maturing
    August 1998..........................................    $  8,333     4,167
   Note payable to unrelated individuals payable in
    monthly installments of $2,794, including interest at
    10%, maturing November 2008. Guaranteed by the owners
    of Auto Service and secured by a Pledge Agreement for
    all authorized shares of stock of Auto Service.......     221,268   217,418
                                                             --------   -------
     Total long-term debt................................     229,601   221,585
   Less installments due within one year.................     (20,275)  (16,512)
                                                             --------   -------
     Long-term debt, excluding current installments......    $209,326   205,073
                                                             ========   =======

                  ASC TRANSPORTATION SERVICES AND SUBSIDIARY

                       December 31, 1997 and May 5, 1998


  Annual maturities of long-term debt for the next five years subsequent to May 5, 1998 are as follows:

        1999........................................................... $ 16,512
        2000...........................................................   13,638
        2001...........................................................   15,066
        2002...........................................................   16,644
        2003...........................................................   18,386
        Thereafter.....................................................  141,339
                                                                        --------
                                                                        $221,585
                                                                        ========

(4)Leases

  Auto Service is obligated under various capital leases for vehicles, equipment and furniture and fixtures that expire at various dates ranging between January 1998 to August 2003.

  Auto Service is obligated to the stockholder under a capital lease for a vehicle through December 1999.

  Following is a summary of property and equipment held under the capital leases at December 31, 1997 and May 5, 1998.

                                                         December 31,  May 5,
                                                             1997       1998
                                                         ------------ ---------
   Transportation and towing equipment..................  $1,136,544  1,127,808
   Other equipment......................................      55,350     53,248
   Furniture and fixtures...............................      18,240     18,240
                                                          ----------  ---------
                                                           1,210,134  1,199,296
   Less accumulated amortization........................    (519,886)  (601,176)
                                                          ----------  ---------
                                                          $  690,248    598,120
                                                          ==========  =========

  Auto Service leases the office building and a vehicle used for its operations from the stockholder. These leases are classified as operating leases and have been included in the data presented below. The building lease expires April 2003 and the vehicle lease has indefinite terms with a 30 day cancellation notice. Auto Service is responsible for all operating costs related to these properties.

  Auto Service also leases another building used for its operations from an unrelated party. This lease is classified as an operating lease and is included in the data presented below. The lease expires October 2002.

  Total rent expense for the year ended December 31, 1997 was $151,393, including $64,654 paid to stockholder, and was $52,091 for the period from January 1, 1998 through May 5, 1998, including $21,708 paid to the stockholder.

                  ASC TRANSPORTATION SERVICES AND SUBSIDIARY

                       December 31, 1997 and May 5, 1998


  Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of May 5, 1998 are:

                                                            Capital   Operating
                                                            Leases     Leases
                                                           ---------  ---------
   1999................................................... $ 291,626   106,800
   2000...................................................   212,813   106,800
   2001...................................................   116,623   106,800
   2002...................................................    79,919   106,800
   2003...................................................    55,268    77,150
   Thereafter.............................................    19,197       --
                                                           ---------   -------
     Total................................................   775,446   504,350
                                                                       =======
   Less amount representing interest......................  (122,897)
                                                           ---------
   Present value of net minimum capital lease payments.... $ 652,549
                                                           =========

(5) Income Taxes

  Income tax expense (benefit) for the year ended December 31, 1997 and the period from January 1, 1998 through May 5, 1998 consists of:

                                                           December 31, May 5,
                                                               1997      1998
                                                           ------------ -------
   Current:
     Federal..............................................   $42,934     (9,672)
     State................................................    12,948     (4,480)
                                                             -------    -------
                                                              55,882    (14,152)
   Deferred...............................................    (6,786)   (11,780)
                                                             -------    -------
                                                             $49,096    (25,932)
                                                             =======    =======

  The following table reconciles the expected tax expense (benefit) at the Federal statutory tax rate to the effective tax rate.

                                                           December 31, May 5,
                                                               1997      1998
                                                           ------------ -------
   Computed expected tax expense..........................   $ 55,382   (13,074)
   State income taxes, net of Federal benefit.............      8,546     1,056
   Meals and entertainment................................      1,372       --
   Adjustment to prior years' taxes.......................    (17,770)    2,350
   Bad debts..............................................        --    (11,409)
   Depreciation...........................................        --     (4,945)
   Other..................................................      1,566        90
                                                             --------   -------
                                                             $ 49,096   (25,932)
                                                             ========   =======

                  ASC TRANSPORTATION SERVICES AND SUBSIDIARY

                       December 31, 1997 and May 5, 1998


  The tax effects of temporary differences that give rise to deferred tax liabilities as of December 31, 1997 and May 5, 1998 are presented below:

                                                          December 31, May 5,
                                                              1997      1998
                                                          ------------ ------
   Deferred tax liability:
     Property and equipment, due to differences in
      depreciation lives and methods.....................   $82,965    80,872
     Bad debt allowance..................................       --     (4,284)
     State income taxes..................................       --     (5,403)
                                                            -------    ------
       Net deferred tax liability........................   $82,965    71,185
                                                            =======    ======

  At December 31, 1996, the net deferred tax liability was $89,751 and there was no recorded valuation allowance.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies, as well as carryback opportunities, in making this assessment. Based upon the level of historical taxable income, projections for future taxable income and carryback opportunities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not Auto Service will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

(6) Subsequent Event

  During February 1998, the stockholder entered into a definitive agreement to sell Auto Service to United Road Services, Inc. The sales transaction, affected through a combination of cash and common stock of United Road Service, Inc., was effective May 6, 1998 upon the consummation of the initial public offering of the common stock of United Road Service, Inc. The selling price of Auto Service exceeded its net assets as of May 5, 1998.

  Concurrently with the acquisition, United Road Service, Inc. entered into agreements with the stockholder to lease land and buildings used in Auto Service's operations for negotiated amounts and terms.

  For the period from January 1, 1998 through May 5, 1998, 36% of Auto Service's revenues were derived from one customer, Automobile Association of America (AAA). Subsequent to May 5, 1998, the contract with this customer was terminated.

                        MILNE TOW AND TRANSPORT SERVICES

                              FINANCIAL STATEMENTS

                                  May 5, 1998

                  (With Independent Auditors' Report Thereon)

                         INDEPENDENT AUDITORS' REPORT

The Stockholder:

  We have audited the accompanying balance sheet of Silver State Tow and Recovery, Inc. (d/b/a Milne Tow and Transport Services) ("Milne") as of May 5, 1998, and the related statement of operations, stockholder's deficit, and cash flows for the period from January 1, 1998 through May 5, 1998. These financial statements are the responsibility of Milne's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milne Tow and Transport Services as of May 5, 1998, and the results of its operations and its cash flows for the period from January 1, 1998 through May 5, 1998 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Albany, New York
August 14, 1998

                        MILNE TOW AND TRANSPORT SERVICES

                                 BALANCE SHEET

                                  May 5, 1998

                               ASSETS
Current assets:
  Cash.............................................................. $    2,530
  Trade accounts receivable (less allowance of $25,000).............    142,259
  Due from employees................................................        451
  Inventories.......................................................      9,500
  Prepaid expenses..................................................     22,269
                                                                     ----------
    Total current assets............................................    177,009
Property and equipment, net (note 2)................................    749,705
Deferred taxes (note 4).............................................     60,597
                                                                     ----------
    Total assets.................................................... $  987,311
                                                                     ==========
               LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Bank overdraft.................................................... $   81,148
  Current installments of notes payable (note 3)....................     27,182
  Borrowings under line of credit (note 3)..........................     49,301
  Accounts payable..................................................    130,926
                                                                     ----------
    Total current liabilities.......................................    288,557
Long-term liabilities:
  Notes payable, excluding current installments (note 3)............    746,409
                                                                     ----------
    Total liabilities...............................................  1,034,966
                                                                     ----------
Stockholder's deficit:
  Common stock, no par value. Authorized 2,500 shares; issued and
   outstanding 2,500 shares.........................................     25,000
  Additional paid-in capital........................................      3,000
  Accumulated deficit...............................................    (75,655)
                                                                     ----------
    Total stockholder's deficit.....................................    (47,655)
                                                                     ----------
    Total liabilities and stockholder's deficit..................... $  987,311
                                                                     ==========


              See accompanying notes to the financial statements.

                        MILNE TOW AND TRANSPORT SERVICES

                            STATEMENT OF OPERATIONS

                Period from January 1, 1998 through May 5, 1998

Net revenue......................................................... $ 725,778
Cost of revenue.....................................................  (624,662)
                                                                     ---------
    Gross profit....................................................   101,116
Selling, general, and administrative expenses.......................   426,911
                                                                     ---------
    Loss from operations............................................  (325,795)
                                                                     ---------
Other income (expense):
  Interest expense..................................................   (27,832)
  Gain on sale of assets............................................     6,099
                                                                     ---------
    Loss before income taxes........................................  (347,528)
Income tax benefit (note 4).........................................   101,745
                                                                     ---------
    Net loss........................................................ $(245,783)
                                                                     =========




              See accompanying notes to the financial statements.

                        MILNE TOW AND TRANSPORT SERVICES

                  STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                Period from January 1, 1998 through May 5, 1998

                                     Additional                       Total
                             Common   paid-in     Accumulated     stockholder's
                              stock   capital   equity (deficit) equity (deficit)
                             ------- ---------- ---------------- ----------------
   Balance at December 31,
    1997...................  $25,000   3,000         170,128          198,128
   Net loss--period from
    January 1, 1998 through
    May 5, 1998............      --      --         (245,783)        (245,783)
                             -------   -----        --------         --------
   Balance at May 5, 1998..  $25,000   3,000         (75,655)         (47,655)
                             =======   =====        ========         ========





              See accompanying notes to the financial statements.

                        MILNE TOW AND TRANSPORT SERVICES

                            STATEMENT OF CASH FLOWS

                Period from January 1, 1998 through May 5, 1998

   Cash flows from operating activities:
     Net loss for period from January 1, 1998 through May 5, 1998..  $(245,783)
     Adjustments to reconcile net loss to net cash from operating activities:
       Depreciation and amortization...............................     94,200
       Gain on sale of property and equipment......................     (6,099)
       Deferred income taxes.......................................   (101,745)
       Decrease in trade accounts receivable.......................    195,599
       Decrease in due from employees..............................      5,355
       Decrease in inventories.....................................      7,750
       Increase in prepaid expenses................................    (22,269)
       Increase in accounts payable................................     25,695
       Decrease in accrued payroll and related costs...............    (36,171)
                                                                     ---------
         Net cash used in operating activities.....................    (83,468)
                                                                     ---------
   Cash flows from investing activities:
     Proceeds from sale of property and equipment..................     44,170
                                                                     ---------
         Net cash provided by investing activities.................     44,170
                                                                     ---------
   Cash flows from financing activities:
     Bank overdraft................................................     66,228
     Principal payments on notes payable...........................    (34,492)
                                                                     ---------
         Net cash provided by financing activities.................     31,736
                                                                     ---------
   Net decrease in cash............................................     (7,562)
   Cash, January 1, 1998...........................................     10,092
                                                                     ---------
   Cash, May 5, 1998...............................................  $   2,530
                                                                     =========
   Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest....................................................  $  27,832
                                                                     =========
       Income taxes................................................  $     --
                                                                     =========


              See accompanying notes to the financial statements.

                       MILNE TOW AND TRANSPORT SERVICES

                         NOTES TO FINANCIAL STATEMENTS

                                  May 5, 1998

(1) Description of Business and Summary of Significant Accounting Policies

 (a) Description of Business

  Silver State Tow and Recovery, Inc. (d/b/a Milne Tow and Transport Services), referred to herein as "Milne", were founded in 1984. Milne is a towing and transport company which provides services to commercial dealerships, rental car companies, municipalities and construction companies. The Company's primary location is located in Sparks, Nevada. They operate a satellite office in Lovelock, Nevada to service the northern Nevada area.

 (b) Revenue Recognition

  Milne's revenue is derived primarily from commercial customers who require a towing service, transport of vehicles and equipment. Towing revenue is recognized at the completion of each towing engagement and transport revenue is recognized upon the delivery of the vehicles and equipment to their final destination. Expenses related to the generation of revenue are recognized as incurred.

 (c) Inventories

  Inventories consist principally of spare tires used for trucks. Inventories are stated at the lower of cost or market.

 (d) Property and Equipment

  Property and equipment are stated at cost. Depreciation is determined for financial statement purposes using the straight-line method over the estimated useful lives of the individual assets. Accelerated methods of depreciation have been used for income tax purposes. For financial statement purposes, Milne provides for depreciation of property and equipment over the following estimated useful lives:

      Transportation and towing equipment.............................   5 years
      Machinery and other equipment...................................   5 years
      Leasehold improvements..........................................  31 years
      Office equipment................................................ 3-7 years

 (e) Fair Value of Financial Instruments

  Due to the short-term nature of various financial instruments and the current incremental borrowing rates available to Milne on bank loans with similar terms and maturities, the fair value of Milne's financial instruments approximates their carrying values.

 (f) Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                       MILNE TOW AND TRANSPORT SERVICES

                                  May 5, 1998

 (g) Use of Estimates

  Management of Milne has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) Property and Equipment

  Property and equipment at May 5, 1998 consists of the following:

   Transportation and towing equipment.............................. $1,367,667
   Machinery and other equipment....................................     12,824
   Leasehold improvements...........................................     19,823
   Office equipment.................................................     34,819
                                                                     ----------
     Total..........................................................  1,435,133
   Less accumulated depreciation and amortization...................   (685,428)
                                                                     ----------
                                                                     $  749,705
                                                                     ==========

  Depreciation and amortization of property and equipment for the period from January 1, 1998 through May 5, 1998, totaled $94,200.

(3) Notes Payable

  Milne has available a $50,000 line of credit with a bank, expiring on June 6, 1998. Interest is payable at 11%. Total borrowings under this line of credit at May 5, 1998 amounted to $49,301.

  Milne's notes payable consisted of the following at May 5, 1998:

   Notes payable to various third parties, payable in monthly installments ranging from $462 to $2,774, including interest at rates from 8.75% to 13.00%, maturing between 1999 and 2002.
    Secured by property and equipment................................ $773,591
   Less installments due within one year.............................  (27,182)
                                                                      --------
     Notes payable, excluding current installments................... $746,409
                                                                      ========

  Aggregate maturities of notes payable subsequent to May 5, 1998, are as follows:

   1999................................................................ $ 27,182
   2000................................................................  244,981
   2001................................................................  244,833
   2002................................................................  256,595
                                                                        --------
                                                                        $773,591
                                                                        ========

  See footnote (6) regarding paydowns of certain notes payable subsequent to May 5, 1998.

(4) Income Taxes

  Income tax benefit for the period from January 1, 1998 through May 5, 1998 consists of:

   Current:
     Federal......................................................... $     --
                                                                      ---------
                                                                            --
   Deferred..........................................................  (101,745)
                                                                      ---------
                                                                      $(101,745)
                                                                      =========

                       MILNE TOW AND TRANSPORT SERVICES

                                  May 5, 1998

  Milne is incorporated in the state of Nevada which imposes no corporate income tax.

  The following table reconciles the expected tax benefit at the Federal statutory tax rate to the effective tax rate.

      Computed expected tax benefit................................. $(118,160)
      Other.........................................................    16,415
                                                                     ---------
                                                                     $(101,745)
                                                                     =========

  The tax effects of temporary differences that give rise to deferred tax assets as of May 5, 1998 are presented below:

      Deferred tax asset:
        Net operating loss.......................................... $114,086
        Property and equipment, due to differences in depreciation lives and methods..........................................  (67,017)
        Other.......................................................   13,528
                                                                     --------
          Net deferred tax asset.................................... $ 60,597
                                                                     ========

  At December 31, 1997, the net deferred tax liability was $41,148 and there was no recorded valuation allowance.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies, as well as carryback opportunities, in making this assessment. Based upon the level of historical taxable income, projections for future taxable income and carryback opportunities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not Milne will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

(5) Subsequent Event

  During February 1997, the stockholder entered into a definitive agreement to sell Milne to United Road Services, Inc. The sales transaction, affected through a combination of cash and common stock of United Road Services, Inc., was effective May 6, 1998 upon the consummation of the initial public offering of the common stock of United Road Services, Inc. The selling price of Milne exceeded its net assets as of May 5, 1998.

  Concurrently with the acquisition, United Road Services, Inc. entered into agreements with the stockholder to lease land and buildings used in Milne's operations for negotiated amounts and terms.

  Subsequent to May 5, 1998, United Road Services, Inc. paid down approximately $766,932 of Milne's outstanding borrowings on the line of credit and notes payable as of May 5, 1998.

                          United Road Services, Inc.

                Schedule II--Valuation and Qualifying Accounts

                          Balance at  Charged to
                         Beginning of Costs and                           Balance at
Description                 Period     Expenses    Other      Deductions End of Period
-----------              ------------ ---------- ---------    ---------- -------------
 Year ended
  December 31, 1998:
    Allowance for
     doubtful accounts..    $ --       183,000   1,263,006(a)  314,218     1,131,788

--------
(a) Represents allowance for doubtful accounts recorded through purchase accounting adjustments related to acquisitions.