Form 10-Q
period 1999-03-31
UNITED ROAD SERVICES INC
filed 1999-05-17
CIK 1056562

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q

(MARK)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                          PERIOD ENDED MARCH 31, 1999.

                                       OR

 [  ]       Transition Report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of  1934.

Commission File Number  000-24019
                        ---------

                           United Road Services, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                      94-3278455
                    --------                      ----------
        (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)         Identification No.)

            17 Computer Drive West
            Albany, New York                        12205
            ----------------                        -----
  (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:   (518) 446-0140

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

     Yes    X         No_____
         -------

     As of May 14, 1999, the registrant had 17,791,372 shares of common stock issued and outstanding.

                           UNITED ROAD SERVICES, INC.
                           --------------------------

            Form 10-Q For The Quarterly Period Ended March 31, 1999

              Index                                                         Page

Part I. - Financial Information

        Item 1  Condensed Consolidated Financial Statements
                Condensed Consolidated Balance Sheets as of
                     March 31, 1999 and December 31, 1998                      3

                Condensed Consolidated Statements of Operations
                     For the Three Months Ended
                     March 31, 1999 and March 31, 1998                         4

                Condensed Consolidated Statements of Cash Flows for
                     the Three Months Ended March 31, 1999 and
                     March 31, 1998                                            5

                Notes to Condensed Consolidated Financial Statements           7

        Item 2  Management's Discussion and Analysis of  Financial
                Condition and Results of Operations                           13

        Item 3  Quantitative and Qualitative Disclosures about Market Risk    21

Part II. - Other Information

         Item 2     Changes in Securities and Use of Proceeds                 22

         Item 4     Submission of Matters to a Vote of Security Holders       22

         Item 6     Exhibits and Reports on Form 8-K                          23

Signatures                                                                    24

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)
ASSETS                                                                    March 31,1999   December 31,1998
------                                                                    --------------  ----------------
Current assets:                                                            (Unaudited)
     Cash and cash equivalents                                                 $  1,491              3,381
     Trade receivables, net of allowance for doubtful
     accounts of $1,340 and $1,132, at March 31, 1999
     and December 31, 1998, respectively                                         27,531             16,440
     Other receivables                                                              537              1,495
     Prepaid expenses and other current assets                                    2,983              2,217
     Current portion of rights to equipment under finance contracts                 634                547
                                                                               --------            -------
          Total current assets                                                   33,176             24,080
Vehicles and equipment, net                                                      75,010             46,814
Rights to equipment under finance contracts, excluding current portion            1,833              2,025
Deferred financing costs, net                                                     4,712              3,552
Goodwill, net                                                                   212,075            171,953
Other non-current assets                                                            190                308
                                                                               --------            -------
          Total assets                                                         $326,996            248,732
                                                                               ========            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current installments of obligations under capital leases                  $    340                338
     Current installments of obligations for equipment under
          finance contracts                                                         634                547
     Notes payable                                                                  609                 17
     Accounts payable                                                             7,975              6,904
     Accrued expenses                                                             5,886              4,690
     Income taxes payable                                                         1,378                  -
     Acquisitions payable                                                         5,695                  -
     Due to related parties                                                         660              2,254
                                                                               --------            -------
          Total current liabilities                                              23,177             14,750
Obligations under capital leases, excluding current installments                    468                698
Obligations for equipment under finance contracts, excluding
          current installments                                                    1,833              2,025
Long-term debt                                                                  107,912             62,532
Deferred income taxes                                                             5,412              4,961
                                                                               --------            -------
          Total liabilities                                                     138,802             84,966
                                                                               --------            -------
Stockholders' equity:
     Preferred stock; 5,000,000 shares authorized; no shares
          issued or outstanding                                                       -                  -
     Common stock, $0.001 par value; 35,000,000 shares
          authorized; 17,746,141 and 15,707,085
          shares issued and outstanding at March 31, 1999
           and December 31, 1998, respectively                                       18                 16
     Additional paid-in capital                                                 181,948            159,532
     Retained earnings                                                            6,228              4,218
                                                                               --------            -------
          Total stockholders' equity                                            188,194            163,766
                                                                               --------            -------
          Total liabilities and stockholders' equity                           $326,996            248,732
                                                                               ========            =======
See accompanying notes to condensed consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)
                                                     Three months ended
                                                          March 31,
                                                      1999        1998
                                                      ----        ----

Net revenue                                        $59,453          -

Cost of revenue, excluding depreciation             42,843          -
Amortization of goodwill                             1,279          -
Depreciation                                         1,891          2
Selling, general and administrative expenses         7,564        388
                                                   -------      -----
     Income (loss) from operations                   5,876       (390)

Other income (expense):
     Interest income                                    11          5
     Interest expense                               (2,023)         -
     Other                                             (70)         -
                                                   -------      -----

     Income (loss) before income taxes               3,794       (385)

Income tax expense (benefit)                         1,784       (153)
                                                   -------      -----
     Net income (loss)                             $ 2,010       (232)
                                                   =======      =====

Per share amounts:
     Basic earnings (loss)                           $0.12      (0.08)
                                                   =======      =====

     Diluted earnings (loss)                         $0.12      (0.08)
                                                   =======      =====

See accompanying notes to condensed consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                        Three months ended
                                                                             March 31,
                                                                           1999            1998
                                                                           ----            ----

Net income (loss)                                                        $  2,010           (232)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                             1,891              2
   Amortization of goodwill                                                 1,279              -
   Amortization of deferred financing costs                                   207              -
   Provision for doubtful accounts                                            219              -
   Deferred income taxes                                                      451           (153)
   Interest expense, paid-in-kind                                             980              -
   Changes in operating assets and liabilities, net of
     effects of acquisitions:
       Increase in trade receivables                                       (5,322)             -
       Decrease in other receivables                                        1,254              -
       Increase in prepaid expenses and
         other current assets                                                (680)            (3)
       Decrease in other non-current assets                                   118              -
       Increase (decrease) in accounts payable                               (869)         1,241
       Increase in accrued expenses                                           367              -
       Increase in income taxes payable                                     1,085              -
                                                                         --------            ---
         Net cash provided by operating activities                          2,990            855
                                                                         --------           ----

Investing activities:
 Acquisitions, net of cash acquired                                       (24,824)          (473)
 Deposit on vehicles                                                       (1,691)             -
 Purchases of vehicles and equipment                                       (5,174)          (388)
 Proceeds from sale of vehicles and equipment                                 100              -
 Amounts payable to related parties                                        (1,626)           109
                                                                         --------            ---
         Net cash used in investing activities                            (33,215)          (752)
                                                                         --------           ----

Financing activities:
 Proceeds from issuance of common stock, net                                    -            (58)
 Proceeds from issuance of convertible subordinated debentures             31,500              -
 Borrowings on revolving credit facility                                   42,900              -
 Repayments of revolving credit facility                                  (30,000)             -
 Payments of deferred financing costs                                      (1,367)           (30)
 Payments on long-term debt and capital leases assumed
   in acquisitions                                                        (14,698)             -
                                                                         --------           ----
         Net cash provided by (used in) financing activities               28,335            (88)
                                                                         --------           ----

Increase (decrease) in cash and cash equivalents                           (1,890)            15
Cash and cash equivalents at beginning of period                            3,381             50
                                                                         --------            ---
Cash and cash equivalents at end of period                               $  1,491             65
                                                                         ========           ====

See accompanying notes to condensed consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (In thousands)
                                  (Unaudited)


                                                   Three months ended
                                                        March 31,

                                                          1999       1998
                                                          ----       ----
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
Interest                                                $    665         -
                                                        ========      ====

Income taxes                                            $     79         -
                                                        ========      ====

Supplemental disclosure of non-cash investing
 and financing activity:
Issuance of common stock for acquisitions               $ 24,821         -
                                                        ========      ====

Warrant issued to lender as partial loan fee            $      -       471
                                                        ========      ====

See accompanying notes to condensed consolidated financial statements.

                           UNITED ROAD SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 March 31, 1999

(1) Summary of Significant Accounting Policies


    (a)  Interim Financial Statements

         The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

         It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in United Road Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC.

    (b)  Organization and Business

         United Road Services, Inc., a Delaware corporation (the "Company"), was formed in July 1997 to become a leading national provider of motor vehicle and equipment towing and transport services. As such, it has a limited combined operating history and its future success is dependent upon a number of factors which include, among others, the ability to successfully integrate existing operations, reliance on the identification and integration of satisfactory acquisition candidates, the availability of acquisition financing, and the ability to manage growth and attract and retain quality management.

         From inception through March 31, 1999, the Company acquired 54 businesses (the "Acquisitions"), seven of which (the "Founding Companies") were acquired on May 6, 1998 simultaneously with the consummation of an initial public offering (the "Offering") of the Company's common stock (the "Common Stock"). All of these acquisitions were accounted for utilizing the purchase method of accounting.

                           UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

(1) - Continued


      (c)  Basis of Presentation

           The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The results of operations of the Acquisitions have been included in the Company's results of operations from their respective acquisition dates. All significant intercompany transactions have been eliminated in consolidations. Certain reclassifications have been made in prior periods to conform with the current presentation.

      (d)  Use of Estimates

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited interim consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (e)  Per Share Amounts

           Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company (such as stock options, warrants and the convertible subordinated debentures).

           The following table provides calculations of both basic and diluted earnings per share:

           Three-months ended March 31, 1999
           ---------------------------------
                                              Weighted      Per
                                     Net       average     share
                                   Income       shares    amounts
                                   ------       ------    -------

Basic                             $2,010,000  16,498,352    $0.12
                                  ==========  ==========    =====

Diluted                           $2,010,000  17,378,406    $0.12
                                  ==========  ==========    =====

Shares issuable upon conversion of the convertible subordinated debentures have been excluded at March 31, 1999, as the effect would be antidilutive due to the adjustment (increase in net income) for interest expense.

                           UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


Three-months ended March 31, 1998
---------------------------------
                                                 Weighted    Per
                                       Net       average    share
                                       Loss      shares    amounts
                                       ----      ------    -------

        Basic                         $ (232)   2,822,736   $(0.08)
                                      =======   =========  ========

        Diluted                       $ (232)   2,822,736   $(0.08)
                                      =======   =========  ========

        The impact of the Company's options have been excluded at March 31, 1998 as the effect would be antidilutive.

    (f) Impact of Recently Issued Accounting Standards


        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of SFAS No. 133 on the Company's consolidated financial statements.


(2)  Stockholders' Equity

     Pursuant to its amended and restated certificate of incorporation filed on February 23, 1998, the Company increased the authorized number of shares of its capital stock from 1,000,000 shares to 40,000,000 shares (35,000,000 common shares and 5,000,000 preferred shares). Also, on February 23, 1998, the Company effected a 3.72 for 1 stock split. Common Stock has been retroactively reflected in the condensed consolidated financial statements.

     In January 1998, the Company issued 29,760 shares of Common Stock to a member of the board of directors for a purchase price of $3.36 per share.

     On May 6, 1998, the Company completed the initial public offering of its Common Stock by issuing 7,590,000 shares, 990,000 of which were issued pursuant to an underwriters' over-allotment provision, at a price of $13.00 per share. Prior to the offering, there was no public market for the Company's Common Stock. The net proceeds of the offering, after deducting applicable offering costs of $9.2 million were $89.5 million. The net proceeds were used by the Company to finance acquisitions and for general corporate purposes.

                           UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

     During the period from May 6, 1998 through December 31, 1998 the Company acquired the Founding Companies and an additional 34 businesses using a combination of Common Stock and cash. The total number of shares issued in connection with these acquisitions was 5,294,349. During the period from January 1, 1999 to March 31, 1999, the Company acquired 13 additional businesses using a combination of Common Stock and cash. The total number of shares issued in connection with these acquisitions was 2,039,056 valued at $32.5 million.

(3)  Due to Related Parties

          The Company is obligated to make certain earn-out payments to the former owners of the Founding Companies and one other Acquired Company. For each of the years 1998 through 2002, the Company will be required to make an earn-out payment to the former owners of each of these companies that achieves certain net revenue targets. The net revenue target for 1998 was generally 110% of 1997 net revenue of the particular company, and for the years 1999 through 2002 the net revenue target is 110% of the greater of the prior year's actual net revenue or target net revenue. If the net revenue target is achieved for a particular year, an initial payment, generally equal to 5% of the excess of actual net revenue over the net revenue target, is due. In addition, upon achievement of the net revenue target for a particular year, subsequent and equal payments will also be due for each year through 2002, provided that the actual net revenue for the respective subsequent year exceeds the actual net revenue for the year that the net revenue target was first achieved. At March 31, 1999 and December 31, 1998, the Company has recorded additional goodwill and a liability within accrued expenses on the accompanying condensed consolidated balance sheets in the amount of $426,000 and $362,000, respectively, to reflect earn-out payments due.

(4)  Segment and Related Information

     The Company's divisions operate under a common management structure that evaluates each division's performance. The Company's divisions have been aggregated into two reportable segments: (1) Transport and (2) Towing and Recovery. The reportable segments are considered by management to be strategic business units that offer different services and each of whose respective long-term financial performance is affected by similar economic conditions.

     The Transport segment provides transport services to a broad range of customers in the new and used vehicle markets. The Towing and Recovery segment provides towing, impounding and storing, lien sales and auto auctions of abandoned vehicles. In addition, the Towing and Recovery segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment.

                           UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

   The accounting policies of each of the segments are the same as those of the Company, as outlined in note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company evaluates the performance of its operating segments based on income before income taxes. Intersegment revenues and transfers are not significant.

   Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                        Towing and
                                             Transport   Recovery    Other   Total
                                             ---------  ----------  -------  ------
     Net revenues from external customers      $36,102      23,351       -   59,453
     Cost of revenue                            27,432      17,302       -   44,734
     Income before income taxes                  5,714       2,777  (4,697)   3,794

   The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals.

     Reconciliation of income before income taxes:
          Total profit from reportable segments                      $ 8,491
          Unallocated amounts:
             Interest expense, net                                    (1,999)
             Depreciation and amortization                              (176)
             Other selling, general and administrative costs          (2,522)
                                                                      -------
               Income before income taxes                            $ 3,794
                                                                      =======


(5)  Long-Term Debt

     As of March 31, 1999, the Company had a total of $31.7 million outstanding under the revolving credit facility.

     On March 16, 1999, the Company issued $31.5 million aggregate principal amount of the Company's 8% convertible subordinated debentures due 2008 (the "Debentures") to Charter URS LLC ("Charterhouse"). This was the second closing under a Purchase Agreement with Charterhouse providing for the issuance of up to $75.0 million aggregate principal amount of Debentures. As of March 31, 1999, the Company had $76.2 million aggregate principal amount of Debentures outstanding, including interest on the Debentures paid-in-kind.

(6)  Acquisitions

     On May 6, 1998, the Company acquired the seven businesses referred to as the Founding Companies. Between May 7, 1998 and March 31, 1999, the Company acquired 47 other businesses for aggregate consideration (excluding assumed indebtedness) of approximately $109.2 million in cash and 4,957,664 shares of Common Stock with a recorded value of $77.1 million. The acquired companies are located throughout the United States, with the majority located in the Western

                           UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

     region of the country. These companies are engaged in the business of motor vehicle and equipment towing, recovery and transport services. The acquisitions have been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the assets acquired, including certain direct costs associated with the acquisitions, of $215.1 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

     The following unaudited pro forma financial information presents the combined results of operations of the Company as if all the acquisitions that were completed through March 31, 1999 had occurred as of January 1, 1998, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, agreed-upon reductions in salaries and bonuses to former owners/shareholders and related income tax effects. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had a single entity operated during such periods.

                                              Three months ended                 Year ended
                                                March 31, 1999                December 31, 1998
                                                --------------                -----------------
Net revenue                                       $67,169                       $278,845
                                                  =======                       ========
Net income                                        $ 3,090                       $ 14,987
                                                  =======                       ========
Basic net income per share                        $  0.18                       $   0.88
                                                  =======                       ========
Diluted net income per share                      $  0.17                       $   0.84
                                                  =======                       ========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report.

Cautionary Statements
---------------------

From time to time, in written reports and oral statements, management may discuss their expectations regarding United Road Services, Inc.'s future performance. These "forward-looking statements" are based on currently available competitive, financial and economic data and management's operating plans and involve risks and uncertainties that could render actual results materially different from management's expectations. Such risks and uncertainties include, without limitation, general economic conditions, changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training and recordkeeping and workplace safety, the loss of significant customers and contracts, risks related to the Company's acquisition strategy and its ability to integrate acquired companies, changes in the level of demand for towing and transport services, price changes in response to competitive factors, seasonal and cyclical variations and the timing of expenditures for new equipment and dispositions of used equipment. Investors must recognize that events could turn out to be significantly different from what management expects.

Overview
--------

United Road Services, Inc. ("United Road" or the "Company") offers a broad range of towing, recovery and transport services. These services include: towing, impounding and storing motor vehicles; conducting lien sales and auctions of abandoned vehicles; recovering heavy-duty commercial and recreational vehicles; towing heavy equipment; and transporting new and used vehicles. The Company's customers include commercial entities, such as automobile leasing companies, insurance companies, automobile auction companies, automobile dealers, repair shops and fleet operators; law enforcement agencies such as police, sheriff and highway patrol departments; and individual motorists.

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

Cost of revenue consists primarily of the following: salaries and benefits of drivers, dispatchers, supervisors and other employees; fees charged by subcontractors; fuel; depreciation, repairs and maintenance; insurance; parts and supplies; other vehicle expenses; and equipment rentals.

Selling, general and administrative expenses consist primarily of the following: compensation and benefits to sales and administrative employees; fees for professional services; depreciation of administrative equipment and software; advertising; and other general office expenses.

In the case of law enforcement and private impound towing, payment is obtained either from the owner of the impounded vehicle when the owner claims the vehicle or from the proceeds of lien sales, scrap sales or auctions. With respect to other operations, customers are billed upon completion of services provided, with payment generally due within 30 days. Revenue is recognized as follows: towing and recovery revenue is recognized at the completion of each engagement; transport revenue is recognized upon the delivery of the vehicle or equipment to its final destination; revenue from lien sales or auctions is recognized when title to the vehicle has been transferred; and revenue from scrap sales is recognized when the scrap metal is sold.

Expenses related to the generation of revenue are recognized as incurred.

At the time of its initial public offering in May 1998, the Company acquired the seven Founding Companies. Between May 7, 1998 and December 31, 1998, the Company acquired a total of 34 additional towing, recovery and transport businesses. Between December 31, 1998 and March 31, 1999, the Company acquired 13 additional towing, recovery and transport businesses.

Results of Operations - Three Months ended March 31, 1999
---------------------------------------------------------

  Net Revenue. Net revenue was $59.4 million for the three months ended March 31, 1999, of which $36.1 million, or 60.8% of net revenue, related to transport services and $23.3 million, or 39.2% of net revenue, related to towing and recovery services. Transport revenue was derived from three transport businesses acquired in conjunction with the initial public offering and 18 additional transport businesses acquired prior to March 31, 1999. The Founding Companies involved in transport services experienced an internal growth rate of 23.9% in net revenue in the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, as a result of incremental business development and enhanced capacity. Towing and recovery revenue was derived from four companies acquired in conjunction with the initial public offering and 29 additional towing and recovery businesses acquired prior to March 31, 1999. The Founding Companies involved in towing and recovery services experienced an internal growth rate of 7.1% in net revenue in the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, as a result of an increased focus on heavy-duty and higher margin services, coupled with limited price increases.

  Gross Profit. Cost of revenue, including depreciation of $1.7 million, was $44.7 million, or 75.3% of net revenue, for the three months ended March 31, 1999, resulting in gross profit of $14.7 million, or 24.7% of net revenue. Transport cost of revenue was $27.4 million, or 75.9% of transport net revenue, for the three months ended March 31, 1999, resulting in transport gross profit of $8.7 million. The most significant components of transport cost of revenue consisted of labor, subcontractor/broker costs, fuel, and depreciation. Towing and recovery cost of revenue was $17.3 million, or 74.3% of towing and recovery net revenue, for the three months ended March 31, 1999, resulting in towing and recovery gross profit of $6.0 million. The most significant components of towing and recovery cost of revenue consisted of labor, subcontractor/broker costs, fuel and preparation for auctions and lien sales.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.6 million, or 12.8% of net revenue, for the three months ended March 31, 1999. Transport selling, general and administrative expenses were $2.4 million, or 9.2% of transport net revenue, for the three months ended March 31, 1999. The most significant component of transport selling, general and administrative expenses consisted of administrative salaries and benefits of $2.0 million. Towing and recovery selling, general and administrative expenses were $2.7 million, or 11.6% of towing and recovery net revenue, for the three months ended March 31, 1999. The most significant component of towing and recovery selling, general and administrative expenses consisted of administrative salaries and benefits of $2.0 million. Selling, general and administrative expenses related to corporate headquarters were $2.5 million, or 4.9% of net revenue, for the three months ended March 31, 1999. The most significant components of corporate headquarters selling, general and administrative expenses consisted of administrative salaries and benefits, data center operational expenses, professional fees and travel.

  Income from Operations. Income from operations was $5.9 million, or 9.9% of net revenue, for the three months ended March 31, 1999, of which $5.7 million related to transport services and $2.7 million related to towing and recovery services, offset by corporate headquarters selling, general and administrative expenses of $2.5 million.

  Income Tax Expense. Income tax was $1.8 million, for an effective tax rate of 47%. The Company's effective tax rate has increased during the three months ended March 31, 1999, primarily as a result in the increase in non-deductible goodwill amortization.

Results of Operations - Three months ended March 31, 1998
---------------------------------------------------------

   The Company conducted no operations and generated no net revenue for the period July 25, 1997 (inception) through May 6, 1998. Selling, general and administrative expenses were incurred during the three months ended March 31, 1998 in order to establish corporate operations and to prepare for the Company's initial public offering. Such selling, general and administrative expenses consisted primarily of operating lease costs associated with the corporate office and other general operating expenses such as clerical, communications and operating supplies.

   An income tax benefit was recorded by the Company during the three months ended March 31, 1998, because management believed that losses would be recoverable through the generation of taxable income resulting from operations subsequent to the initial public offering. The income tax benefit has been recorded at the effective tax rate expected by United Road for the year ending December 31, 1998.


Liquidity and Capital Resources

  As of March 31, 1999, the Company had approximately:

  .  $1.5 million of cash and cash equivalents,

  .  $10.0 million of working capital, and

  .  $110.2 million of outstanding indebtedness, excluding current installments.

  In the three months ended March 31, 1999, the Company generated $3.0 million of cash from operations. Cash provided by operations was offset by a net increase in receivables of $4.0 million. During the first quarter of 1999, the Company used $33.2 million of cash in investing activities ($30.5 million of which related to acquisitions of businesses, $6.8 million of which related to deposits and purchases associated with new vehicles and equipment offset by the increase in amounts payable to related parties of $4.1 million), and generated $28.3 million of cash through financing activities. Financing activities consisted of payments on long-term debt and capital lease obligations assumed in acquisitions of $14.7 million and payments of deferred financing costs of $1.4 million, offset by the proceeds from the issuance to Charter URS, LLC ("Charterhouse") of $31.5 million aggregate principal amount of the Company's 8% convertible subordinated debentures due 2008 (the "Debentures")

  The Company has a credit facility with a group of banks that enables the Company to borrow up to $90.0 million on a revolving basis. The credit facility terminates in October 2001, at which time all outstanding indebtedness will be due. Borrowings under the credit facility accrue interest, at the Company's option, at either (a) the base rate (which is equal to the greater of (i) the federal funds rate plus 0.5% and (ii) Bank of America's reference rate), or (b) the eurodollar rate (which is equal to Bank of America's reserve adjusted eurodollar rate plus a margin ranging from 1.5% to 2.5% per annum).

  Obligations under the credit facility are guaranteed by the Company's subsidiaries. The Company's obligations and the obligations of the Company's subsidiaries under the credit facility and related guarantees are secured by substantially all of the Company's assets, the assets of the Company's subsidiaries and the stock of the Company's subsidiaries. Under the credit facility, the Company must comply with various loan covenants, including maintenance of certain financial ratios, restrictions on additional indebtedness, and restrictions on liens, guarantees, advances and dividends. In addition, the Company's ability to borrow under the credit facility is subject to customary drawing conditions. The credit facility also requires prior approval by the banks of certain acquisitions. In connection with the credit facility, the Company issued to Bank of America a warrant to purchase 117,789 shares of Common Stock at an exercise price of $13.00 per share, subject to adjustment as provided in the Warrant Agreement. The warrant expires on June 16, 2003.

  On November 19, 1998, the Company entered into a Purchase Agreement with Charterhouse providing for the issuance to Charterhouse of up to $75.0 million aggregate principal amount of Debentures. The Debentures are convertible into Common Stock at any time, at Charterhouse's option, at an initial exercise price of $15.00 per share, subject to adjustment as provided in the Purchase Agreement. The conversion price exceeded the fair market value of the Common Stock on the date of execution of the Purchase Agreement. Following five years after the date of first issuance, the Debentures are redeemable at the Company's option at 100% of their principal amount if the average closing price of the Company's Common Stock exceeds 150% of the conversion price over a thirty day period. The Company issued $43.5 million aggregate principal amount of Debentures to Charterhouse at a first closing on December 7, 1998. The Company issued the remaining $31.5 million aggregate principal amount of Debentures to Charterhouse at a second closing on March 16, 1999. The Debentures bear interest at a rate of 8% annually, payable in kind for the first five years following issuance, and thereafter either in kind or in cash, at the Company's discretion. Pursuant to the Purchase Agreement, the Company paid Charterhouse a fee of 1% of the principal amount of the Debentures issued at each closing. The Company also agreed to pay certain fees and expenses incurred by Charterhouse in connection with the transaction.

  The Company's accounting and financial reporting activities are centralized in Albany, New York. The Company is in the process of implementing its proprietary National Transportation Management System for its transport operations and a standardized operating system for its towing and recovery operations. As of March 31, 1999, approximately $4.9 million had been spent to develop and install the integrated financial and information systems. Although it is expected that the Company will need to upgrade and expand these systems in the future, the Company cannot currently quantify the amount that will be spent to do so.

  The Company spent $5.2 million on purchases of vehicles and equipment (including $1.0 million spent in connection with installation of information systems) during the three-months ended March 31, 1999. Other than expenditures relating to the information systems, these expenditures were primarily for transport and towing and recovery vehicles. During the first quarter of 1999, the Company made expenditures of $1.3 million on towing and recovery vehicles and $2.5 million on transport vehicles. These expenditures were financed primarily with cash flow from operations and debt. During the first quarter of 1999, the Company committed to purchase up to 100 transport, towing and recovery vehicles for delivery at various times through the year 2000, and in connection therewith made a deposit of approximately $1.6 million to the vehicle manufacturer.

  During the period from January 1, 1999 to March 31, 1999, the Company acquired 13 businesses using a combination of Common Stock and cash. The total number of shares issued in connection with these acquisitions was 2,039,056 with a recorded fair value of $32.5 million. The cash portion of these acquisitions was funded through proceeds from operations and long-term borrowings.

  The Company expects to fund its ongoing liquidity needs through cash flow from operations, borrowings, including use of amounts available under the credit facility, and, depending upon market conditions, through the issuance of additional Common Stock.

  In the past, the Company has financed its acquisitions by using a combination of Common Stock, cash and debt. If the Common Stock does not maintain a sufficient market value, or if the owners of the businesses the Company wishes to acquire are unwilling to accept Common Stock as part of the purchase price, the Company may be required to use more of its cash resources, if available, or seek additional financing, in order to pursue its acquisition program. The consideration for each future acquisition will vary on a case-by-case basis, primarily determined by the historical operating results and future prospects of the business to be acquired and the ability of that business to complement the services the Company offers.

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

General Economic Conditions and Inflation

   The Company's future operating results may be adversely affected by (i) changes in general economic conditions, including various federal, state and local laws and regulations regarding equipment, driver certification, training and recordkeeping and workplace safety, (ii) the loss of significant customers or contracts, (iii) success in integrating acquired companies and future acquisitions, (iv) price changes in response to competitive factors, and (v) the timing of expenditures for new equipment and the disposition of used equipment. Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.


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

  The Company is in the process of sending Year 2000 questionnaires to all of its significant suppliers, customers, service providers and other business partners. As the responses are received, they will be catalogued and assessed for possible impact on the Company's operations. The Company has sent approximately 200 questionnaires to suppliers and has received approximately 34 responses. The Company has also sent approximately 60 questionnaires to customers and has received four responses to date.

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


    Test Planning

  Based on the results of its Impact Analysis, the Company and its outside Year 2000 consultant will identify the steps necessary to ensure Year 2000 readiness of all Mission Critical Systems and Important Functions. This analysis will determine whether the system or function will be tested using Year 2000 scanning software, manually tested or checked through website or personal letter confirmation. The Company has completed this process with respect to its Mission Critical Systems and expects to complete this process with respect to Important Functions at all of its existing locations by the end of July 1999. With respect to any additional acquisitions that the Company may complete during 1999, this process is expected to continue throughout the year.

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


  The Costs to Address the Company's Year 2000 Issues

  During the first quarter of 1999, the Company has incurred costs of approximately $1.0 million to develop and install its information systems described above. Because these systems were developed and installed during the latter half of 1998, management was able to take Year 2000 readiness into account in selecting hardware and software technologies that would meet the Company's objectives. As a result, the Company has not incurred, and does not expect to incur, material costs to upgrade or replace its information systems to address Year 2000 issues. The Company currently expects to incur up to $290,000 of consulting fees and other costs related to its Year 2000 readiness project during the remainder of 1999.

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

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes there have been no material changes in the Company's interest rate risk position since December 31, 1998. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Part II  OTHER INFORMATION
         -----------------

Item 2   Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities
---------------------------------------

         During the first quarter of 1999, the Company issued and sold the following unregistered securities, the purchasers of which were all accredited investors.

         (1) On February 1, 1999, the Company issued an aggregate of 70,594 shares of Common Stock in connection with its acquisition of Yellowstone Transport, Inc.

         (2) On February 22, 1999, the Company issued an aggregate of 64,678 shares of Common Stock in connection with its acquisition of Kern Radiator & Towing, Inc. d/b/a B&J Towing.

         (3) On February 26, 1999, the Company issued an aggregate of 116,391 shares of Common Stock in connection with its acquisition of Louisville Auto Transport, Inc. and Louisville-Orlando Auto Delivery, Inc.

         (4) On March 1, 1999, the Company issued an aggregate of 71,431 shares of Common Stock in connection with its acquisition of Flynn Motor Transport, Inc.

         (5) On March 2, 1999, the Company issued an aggregate of 25,899 shares of Common Stock in connection with its acquisition of Let's Move It, Inc. d/b/a Auto Movers of Ohio.

         (6) On March 3, 1999, the Company issued an aggregate of 217,880 shares of Common Stock in connection with its acquisition of Beartooth Auto Delivery, Inc. and J&C Incorporated.

         (7) On March 5, 1999 the Company issued an aggregate of 81,943 shares of its Common Stock in connection with its acquisition of Arizona's Towing Professionals, Inc. d/b/a Shamrock Towing.

         (8) On March 16, 1999, the Company issued $31,500,000 aggregate principal amount of the Company's 8% Convertible Subordinated Debentures due 2008 to Charter URS, LLC.

         (9) On March 22, 1999, the Company issued an aggregate of 83,916 shares of its Common Stock in connection with its acquisition of River City Auto Recovery, Inc., Skipbusters, Inc., ARS Recovery, Inc. d/b/a American Recovery Services, Inc. and Ability Employee Leasing, Inc.

         The sales of the securities listed above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the share certificates issued in such transactions.

Item 4  Submission of Matters to a Vote of Security Holders

        A Special Meeting of the stockholders of the Company was held on February 23, 1999. At the Special Meeting, the sole issue considered was a proposal by the Company to issue and sell up to $31.5 million aggregate principal amount of the Company's 8% Convertible Subordinated Debentures due 2008 to Charter URS, LLC. The proposal was approved, and the voting results were as follows: 12,804,691 shares voting in favor; 514,948 shares voting against; no shares withheld; and 7,900 shares abstaining.

Item 6  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Number    Description of Documents
------    ------------------------

11.1      Statement of Computation of Earnings per Share (filed herewith)

27.1      Financial Data Schedule (filed herewith)

(b)  Reports on Form 8-K

     The Company filed the following report on Form 8-K during the quarterly period ended March 31, 1999:

     Current Report on Form 8-K/A, dated December 9, 1998 and filed January 11, 1999, to report under Item 5, that on January 11, 1999, the Company had acquired MPG Transco, Ltd. ("MPG"), and to include, under Item 7, financial statements of Pilot Transport, Inc. and MPG and unaudited pro forma financial statements of the Company.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED ROAD SERVICES, INC.
                                    Registrant



Date     May 14, 1999               /s/ Edward T. Sheehan
     ---------------------------    -----------------------------------
                                    Edward T. Sheehan
                                    Chairman and Chief Executive Officer


Date    May 14, 1999                /s/ Donald J. Marr
     ---------------------------    ------------------------------------
                                    Donald J. Marr
                                    Chief Financial Officer

                                 Exhibit Index

Number          Description of Document
-------         -----------------------

11.1            Statement of Computation of Earnings per Share (filed herewith).

27.1            Financial Data Schedule (filed herewith).