Form 10-Q
period 1999-06-30
UNITED ROAD SERVICES INC
filed 1999-08-16
CIK 1056562

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(MARK)
 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT
                         OF 1934 FOR THE PERIOD ENDED
                                JUNE 30, 1999.

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

                           Yes  X            No
                               ----            ----

         As of August 13, 1999, the registrant had 17,837,726 shares of common stock issued and outstanding.

                          UNITED ROAD SERVICES, INC.
                          --------------------------

            Form 10-Q For The Quarterly Period Ended June 30, 1999

                  Index                                                      Page
Part I.  - Financial Information

         Item 1  Condensed Consolidated Financial Statements
                 Condensed Consolidated Balance Sheets as of
                   June 30, 1999 and December 31, 1998                          3

                 Condensed Consolidated Statements of Operations
                   For the Three and Six Months Ended
                   June 30, 1999 and June 30, 1998                              4

                 Condensed Consolidated Statements of Cash Flows for
                   the Six Months Ended June  30, 1999 and
                   June 30, 1998                                                5

                 Notes to Condensed Consolidated Financial Statements           7

         Item 2  Management's Discussion and Analysis of  Financial
                   Condition and Results of Operations                         15

         Item 3  Quantitative and Qualitative Disclosures about Market Risk    25

Part II.  - Other Information

         Item 2  Changes in Securities and Use of Proceeds                     26

         Item 3  Defaults under Senior Securities                              26

         Item 4  Submission of Matters to a Vote of Security Holders           26

         Item 5  Other Events                                                  27

         Item 6  Exhibits and Reports on Form 8-K                              27

Signatures                                                                     29


                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


ASSETS                                                                            June 30,1999         December 31,1998
------                                                                            ------------         ----------------
Current assets:                                                                   (Unaudited)
         Cash and cash equivalents                                                $     2,290                     3,381
         Trade receivables, net of allowance for doubtful
         accounts of $1,970 and $1,132, at June 30, 1999
         and December 31, 1998, respectively                                           26,835                    16,440
         Other receivables                                                                576                     1,495
         Prepaid expenses and other current assets                                      2,771                     2,217
         Current portion of rights to equipment under finance contracts                   575                       547
                                                                                  -----------                  --------
                   Total current assets                                                33,047                    24,080
Vehicles and equipment, net                                                            79,405                    46,814
Rights to equipment under finance contracts, excluding current portion                  1,398                     2,025
Deferred financing costs, net                                                           5,201                     3,552
Goodwill, net                                                                         216,319                   171,953
Other non-current assets                                                                  448                       308
                                                                                  -----------                 ---------
                   Total assets                                                     $ 335,818                   248,732
                                                                                  ===========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Current installments of obligations under capital leases                   $     534                       338
         Current installments of obligations for equipment under
                   finance contracts                                                      575                       547
         Notes payable                                                                      -                        17
         Accounts payable                                                               6,547                     6,904
         Accrued expenses                                                               6,014                     4,690
         Income taxes payable                                                             388                         -
         Due to related parties                                                           765                     2,254
                                                                                  -----------                 ---------
                   Total current liabilities                                           14,823                    14,750
Obligations under capital leases, excluding current installments                          323                       698
Obligations for equipment under finance contracts, excluding
                   current installments                                                 1,398                     2,025
Long-term debt                                                                        122,236                    62,532
Deferred income taxes                                                                   6,440                     4,961
                                                                                  -----------                 ---------
                   Total liabilities                                                  145,220                    84,966
                                                                                  -----------                 ---------
Stockholders' equity:
         Preferred stock; 5,000,000 shares authorized; no shares
                   issued or outstanding                                                    -                         -
         Common stock, $0.001 par value; 35,000,000 shares
                   authorized; 17,837,726 and 15,707,085
                   shares issued and outstanding at June 30, 1999
                    and December 31, 1998, respectively                                    18                        16
         Additional paid-in capital                                                   183,882                   159,532
         Retained earnings                                                              6,698                     4,218
                                                                                  -----------                 ---------
                   Total stockholders' equity                                         190,598                   163,766
                                                                                  -----------                 ---------
                   Total liabilities and stockholders' equity                     $   335,818                   248,732
                                                                                  ===========                 =========


See accompanying notes to condensed consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                  Three months ended       Six months ended
                                                        June 30,                June 30,
                                                   1999        1998        1999        1998
                                                   ----        ----        ----        ----
Net revenue                                    $ 65,482       8,468     124,935       8,468

Cost of revenue, excluding depreciation          47,548       5,458      90,390       5,458
Amortization of goodwill                          1,515         189       2,794         189
Depreciation                                      2,072         337       3,964         339
Selling, general and administrative expenses      9,603       1,940      17,167       2,328
Special charge                                      735           -         735           -
                                               --------    --------    --------    --------
         Income from operations                   4,009         544       9,885         154

Other income (expense):
         Interest income                              1         472           9         477
         Interest expense                        (2,610)       (114)     (4,631)       (114)
         Other                                      (62)          -        (130)          -
                                               --------    --------    --------    --------

         Income before income taxes               1,338         902       5,133         517

Income tax expense                                  868         445       2,653         292
                                               --------    --------    --------    --------
         Net income                            $    470         457       2,480         225
                                               ========    ========    ========    ========

Per share amounts:
         Basic earnings                        $    .03         .05         .15         .04
                                               ========    ========    ========    ========

         Diluted earnings                      $    .03         .05         .14         .04
                                               ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                            Six months ended
                                                                                 June 30,
                                                                            1999        1998
                                                                            ----        ----
Net income                                                              $  2,480         225
Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation                                                        3,964         339
       Amortization of goodwill                                            2,794         189
       Amortization of deferred financing costs                              409          12
       Provision for doubtful accounts                                       793           -
       Deferred income taxes                                               1,479           -
       Interest expense, paid-in-kind                                      2,504           -
       Changes in operating assets and liabilities, net of effects of acquisitions:
             Increase in amounts payable to related parties                    -         706
             Increase in trade receivables                                (4,756)        (70)
             Decrease (increase) in other receivables                      1,250        (629)
             Increase in prepaid expenses and
                other current assets                                        (496)       (231)
             Increase in other non-current assets                           (140)        (44)
             Increase (decrease) in accounts payable                      (3,145)      2,299
Increase in accrued expenses                                                 201         752
             Increase in income taxes payable                                 82         292
                                                                        --------    --------
                Net cash provided by operating activities                  7,419       3,840
                                                                        --------    --------

Investing activities:
   Acquisitions, net of cash acquired                                    (29,777)    (42,510)
   Deposit on vehicles                                                    (1,691)          -
   Purchases of vehicles and equipment                                   (10,203)     (2,378)
   Proceeds from sale of vehicles and equipment                              278           -
   Net gain on sale of vehicles and equipment                                 (8)          -
   Decrease in acquisitions payable                                       (5,695)          -
   Amounts payable to related parties                                     (1,521)          -
                                                                        --------    --------
                Net cash used in investing activities                    (48,617)    (44,888)
                                                                        --------    --------

Financing activities:
   Proceeds from issuance of common stock, net of registration costs        (250)     90,982
   Proceeds from issuance of convertible subordinated debentures          31,500           -
   Borrowings on revolving credit facility                                59,700           -
   Repayments of revolving credit facility                               (34,000)          -
   Payments of deferred financing costs                                   (2,058)       (883)
   Payments on long-term debt and capital leases assumed
      in acquisitions                                                    (14,785)     (8,170)
                                                                        --------    --------
                Net cash provided by financing activities                 40,107      81,929
                                                                        --------    --------

Increase (decrease) in cash and cash equivalents                          (1,091)     40,881
Cash and cash equivalents at beginning of period                           3,381          50
                                                                        --------    --------
Cash and cash equivalents at end of period                              $  2,290      40,931
                                                                        ========    ========

                                                                                  (continued)

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                (In thousands)
                                  (Unaudited)


                                                                                          Six months ended
                                                                                              June 30,
                                                                                       1999              1998
                                                                                    ---------          ---------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
         Interest                                                                   $   1,543                 61
                                                                                    =========          =========

         Income taxes                                                               $   1,096                  -
                                                                                    =========          =========
Supplemental disclosure of non-cash investing and financing activity:
         Issuance of common stock for acquisitions                                  $  24,602             30,780
                                                                                    =========           =========
         Warrant issued to lender as partial loan fee                               $       -                471
                                                                                    =========           =========


See accompanying notes to condensed consolidated financial statements.

                          UNITED ROAD SERVICES, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1999

(1)    Summary of Significant Accounting Policies


       (a)    Interim Financial Statements

              The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

              It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in United Road Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC.

        (b)   Organization and Business

              United Road Services, Inc., a Delaware corporation (the "Company"), was formed in July 1997 to become a leading provider of transport, towing and recovery services. As such, it has a limited combined operating history and its future success is dependent upon a number of factors which include, among others, the ability to successfully integrate existing operations, reliance on the identification and integration of satisfactory acquisition candidates, the availability of capital to finance its operations and acquisitions, and the ability to manage growth and attract and retain quality management.

              From inception through June 30, 1999, the Company acquired 56 businesses (the "Acquisitions"), seven of which (the "Founding Companies") were acquired on May 6, 1998 simultaneously with the consummation of an initial public offering (the "Offering") of the Company's common stock (the "Common Stock"). All of these Acquisitions were accounted for utilizing the purchase method of accounting.

                          UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

(1) - Continued


    (c)  Basis of Presentation

         The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The results of operations of the Acquisitions have been included in the Company's results of operations from their respective acquisition dates. All significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made in prior periods to conform with the current presentation.

    (d)  Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited interim consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    (e)  Per Share Amounts

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company (such as stock options, warrants and convertible subordinated debentures).

         The following table provides calculations of both basic and diluted earnings per share:

         Three months ended June 30, 1999
         --------------------------------

                                                                          Weighted               Per
                                                          Net              average              share
                                                         Income            shares              amounts
                                                         ------            ------              -------
              Basic                                    $ 470,000         17,066,950            $   .03
                                                         =======         ==========             ======

              Diluted                                  $ 470,000         17,836,950            $   .03
                                                         =======         ==========             ======



         Three months ended June 30, 1998
         --------------------------------

                                                                          Weighted               Per
                                                          Net              average              share
                                                         Income            shares              amounts
                                                         -------           ------              -------
              Basic                                    $ 457,000          9,372,725             $   .05
                                                         =======         ==========             =======
              Diluted                                  $ 457,000          9,524,590             $   .05
                                                         =======         ==========             =======


                          UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

         Six months ended June 30, 1999
         ------------------------------

                                                                                     Weighted         Per
                                                                      Net             average        share
                                                                     Income           shares        amounts
                                                                     ------           ------        -------
         Basic                                                    $ 2,480,000       16,776,940   $       .15
                                                                    =========       ==========      ========
         Diluted                                                  $ 2,480,000       17,575,857   $       .14
                                                                    =========       ==========      ========

         Six months ended June 30, 1998
         ------------------------------

                                                                                    Weighted           Per
                                                                       Net           average          share
                                                                      Income         shares          amounts
                                                                      ------         ------          -------
         Basic                                                      $ 225,000        6,115,824        $  .04
                                                                      =======        =========         =====
         Diluted                                                    $ 225,000        6,230,733        $  .04
                                                                      =======        =========         =====


              Shares issuable upon conversion of the convertible subordinated debentures have been excluded at June 30, 1999, as the effect would be antidilutive due to the adjustment (increase in net income) for interest expense. The impact of the Company's outstanding stock options have been excluded at June 30, 1998 as the effect would be antidilutive.

        (f)   Impact of Recently Issued Accounting Standards


              In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement No. 133 has subsequently been amended by Financial Accounting Standards Board Statement No. 137 which delays the effective date for implementation of Statement No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of Statement No. 133 on the Company's consolidated financial statements.


(2)    Stockholders' Equity

       During the period from January 1, 1999 to June 30, 1999, the Company acquired 15 businesses using a combination of Common Stock and cash. The total number of shares issued in connection with these acquisitions was 2,083,287, valued at $32.8 million.

                          UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

 (3)   Due to Related Parties

       The Company is obligated to make certain earn-out payments to the former owners of the Founding Companies and one other acquired company. For each of the years 1998 through 2002, the Company will be required to make an earn-out payment to the former owners of each of these companies that achieves certain net revenue targets. The net revenue target for 1998 was generally 110% of 1997 net revenue of the particular company, and for the years 1999 through 2002 the net revenue target is 110% of the greater of the prior year's actual net revenue or target net revenue. If the net revenue target is achieved for a particular year, an initial payment, generally equal to 5% of the excess of actual net revenue over the net revenue target, is due. In addition, upon achievement of the net revenue target for a particular year, subsequent and equal payments will also be due for each year through 2002, provided that the actual net revenue for the respective subsequent year exceeds the actual net revenue for the year that the net revenue target was first achieved. At June 30, 1999 and December 31, 1998, the Company has recorded additional goodwill and a liability within accrued expenses on the accompanying condensed consolidated balance sheets in the amount of $81,000 and $362,000, respectively, to reflect earn-out payments due.

(4)    Long-Term Debt

       On March 16, 1999, the Company issued $31.5 million aggregate principal amount of the Company's 8% convertible subordinated debentures due 2008 (the "Debentures") to Charter URS LLC ("Charterhouse"). This was the second closing under a Purchase Agreement with Charterhouse providing for the issuance of up to $75.0 million aggregate principal amount of Debentures. The Debentures accrue interest at the rate of 8% per annum, which interest is payable in additional Debentures through 2003. Thereafter, the Company has the option to pay interest in cash or to continue paying interest in additional Debentures. As of June 30, 1999, the Company had $77.7 million aggregate principal amount of Debentures outstanding.

       As of June 30, 1999, the Company had a total of $44.5 million outstanding under its revolving credit facility. The credit facility contains a provision requiring bank group approval of a new Chief Executive Officer within a stated period of time after the departure of an existing Chief Executive Officer. The period within which bank approval of the new Chief Executive Officer is required expires on September 19, 1999. The Company will work with the bank to seek an extension of this time period, if necessary. To the extent that such approval is not obtained within the time period specified in the credit facility, as so extended, the Company will be in default under the credit facility and, unless such default is waived, all amounts due thereunder will be subject to acceleration at the banks' discretion.

       In addition, as of June 30, 1999, the Company was in violation of the limit on capital expenditures contained in the credit facility. On August 13, 1999, the Company received a waiver of this default and amended the credit facility to increase the limit on capital expenditures to $22.0 million. In connection with this amendment, the Company and the banks agreed that the amount available for borrowing under the credit facility during the pendency of the unmatured default relating to the management change would decrease to $60.0 million on October 1, 1999 and $55.0 million on January 1, 2000.

(5)    Special Charge

       In June 1999, the Company recorded a one-time special charge relating to the resignation of its Chairman and Chief Executive Officer. This charge consists of guaranteed compensation and related fringe benefits and is included in accrued expenses.

(6)    Segment and Related Information

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

                          UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)



       The accounting policies of each of the segments are the same as those of the Company, as outlined in note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. For the year ended December 31, 1998, the Company's first year of operations, the Company evaluated the performance of its operating segments based on income before income taxes. During the period ended June 30, 1999, management has determined that a more appropriate measure of the performance of its operating, segments may be made through an evaluation of the Company's income from operations. Accordingly, the Company's summarizes financial information regarding the Company's repeatable segments have been presented through income from operations for the three and six month period ended June 30, 1999 and 1998. Intersegment revenues and transfers are not significant.


       Summarized financial information concerning the Company's reportable segments is shown in the following table:


       Three months ended June 30, 1999
       --------------------------------
                                                                        Towing and
                                                     Transport           Recovery           Other            Total
                                                   ------------         -----------       --------          -------
       Net revenues from external customers        $    40,568            24,914               -             65,482
       Cost of revenue, including depreciation          30,257            19,363               -             49,620
       Income from operations                            6,298             1,557           (3,846)            4,009


       Three months ended June 30, 1998
       --------------------------------
                                                                          Towing and
                                                       Transport           Recovery         Other            Total
                                                     ------------          ---------      --------          -------
       Net revenues from external customers        $     5,455             3,013               -              8,468
       Cost of revenue, including depreciation           3,647             2,148               -              5,795
       Income from operations                            1,150               330             (936)              544

       The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals.


                                                                                                  Three months ended
                                                                                                  ------------------
                                                                                                      June 30,
                                                                                                      --------
         Reconciliation of income before income taxes:                                         1999              1998
                                                                                               ----              ----
              Total profit from reportable segments                                           $7,855            1,471
              Unallocated amounts
                  Interest expense, net                                                       (2,609)             358
                  Depreciation and amortization                                                 (163)              (2)
                  Other selling, general and
                    administrative costs                                                      (3,683)            (925)
                  Other expenses, net                                                            (62)               -
                                                                                             --------        ---------
              Income before income taxes                                                     $ 1,338              902
                                                                                             ========        =========


                          UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)



       Six months ended June 30, 1999
       ------------------------------
                                                                          Towing and
                                                      Transport           Recovery            Other            Total
                                                     ------------        ----------         --------          -------
         Net revenues from external customers        $    76,671            48,264               -            124,935
         Cost of revenue, including depreciation          57,689            36,665               -             94,354
         Income from operations                           11,985             4,316           (6,416)            9,885

         Six months ended June 30, 1998
                                                                        Towing and
                                                        Transport        Recovery            Other             Total
                                                     -------------      -----------        ---------          -------
         Net revenues from external customers        $     5,455             3,013               -              8,468
         Cost of revenue, including depreciation           3,649             2,148               -              5,797
         Income from operations                            1,150               321           (1,317)              154

         The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals.

                                                                                                  Six months ended
                                                                                                      June 30,
         Reconciliation of income before income taxes:                                         1999             1998
                                                                                               ----             ----
              Total profit from reportable segments                                       $   16,301            1,471
              Unallocated amounts
                  Interest expense, net                                                      (4,622)              363
                  Depreciation and amortization                                                (224)              (2)
                  Other selling, general and
                    administrative costs                                                     (6,192)          (1,315)
                  Other expenses, net                                                          (130)                -
                                                                                            --------        ---------
                      Income before income taxes                                          $    5,133              517
                                                                                           =========        =========


                          UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


(7)    Acquisitions

       On May 6, 1998, the Company acquired the seven businesses referred to as the Founding Companies. Between May 7, 1998 and June 30, 1999, the Company acquired 49 other businesses for aggregate consideration (excluding assumed indebtedness) of approximately $111.0 million in cash and 5,001,895 shares of Common Stock with a recorded value of $81.4 million. The acquired companies are located throughout the United States, with the majority located in the Western region of the country. These companies are engaged in the business of motor vehicle and equipment towing, recovery and transport services. The acquisitions have been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the assets acquired, including certain direct costs associated with the acquisitions, of $220.9 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

       The following unaudited pro forma financial information presents the combined results of operations of the Company as if all the acquisitions that were completed through June 30, 1999 had occurred as of January 1, 1998, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, agreed-upon reductions in salaries and bonuses to former owners/shareholders and related income tax effects. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had a single entity operated during such periods.

                                                     Six months ended            Year ended
                                                      June 30, 1999          December 31, 1998
                                                      -------------          -----------------
       Net revenue                                      $   140,074                283,278
                                                        ===========              =========
       Net income                                       $     4,374                 15,179
                                                        ===========              =========
       Basic net income per share                       $      0.25                   0.89
                                                        ===========              =========
       Diluted net income per share                     $      0.24                   0.84
                                                        ===========              =========


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

At the time of its initial public offering in May 1998, the Company acquired the seven Founding Companies. Between May 7, 1998 and December 31, 1998, the Company acquired a total of 34 additional towing, recovery and transport businesses. Between January 1, 1999 and June 30, 1999, the Company acquired 15 additional towing, recovery and transport businesses.

Results of Operations
---------------------

     For the periods ended June 30, 1999, the Company's results of operations were derived from 22 transport businesses and 34 towing and recovery businesses acquired prior to June 30, 1999. For the periods ended June 30, 1998, the Company's results of operations were derived from four transport businesses and eight towing and recovery businesses acquired prior to June 30, 1998.

Three months ended June 30, 1999 compared to three months ended June 30, 1998
-----------------------------------------------------------------------------

     Net Revenue. Net revenue increased to $65.5 million for the three month period ended June 30, 1999 in comparison to $8.5 million for the three month period ended June 30, 1998. Of the net revenue for the three month period ended June 30, 1999, $40.6 million, or 62.0%, related to transport services and $24.9 million, or 38.0%, related to towing and recovery services. Of the net revenue for the three month period ended June 30, 1998, $5.5 million, or 64.4%, related to transport services and $3.0 million, or 35.6%, related to towing and recovery services. The increase in revenue is largely due to the inclusion of revenue of companies acquired in the second half of 1998 and the first half of 1999. Additionally, revenue for the three month period ended June 30, 1998 only represents activity from the date of the initital public offering (May 6, 1998), which was the date the Company commenced operating, to June 30, 1998.

     Gross Profit. Cost of revenue, including depreciation of $2.1 million, was $49.6 million, or 75.8% of net revenue, for the three month period ended June 30, 1999, resulting in gross profit of $15.9 million, or 24.2% of net revenue. Transport cost of revenue was $30.2 million, or 74.6% of transport net revenue, for the three month period ended June 30, 1999, resulting in transport gross profit of $10.4 million. The most significant components of transport cost of revenue consisted of labor, subcontractor/broker costs, fuel, and depreciation. Towing and recovery cost of revenue was $19.4 million, or 77.7% of towing and recovery net revenue, for the three month period ended June 30, 1999, resulting in towing and recovery gross profit of $5.5 million. The most significant components of towing and recovery cost of revenue consisted of labor, subcontractor/broker costs, fuel, preparation for auctions and lien sales and depreciation. For the three month period ended June 30, 1998, cost of revenue, including depreciation of $337,000, was $5.8 million or 68.4% of net revenue, resulting in gross profit of $2.7 million, or 31.6% of net revenue. Transport cost of revenue was $3.7 million, or 66.9% of transport net revenue for the three month period ended June 30, 1998, resulting in transport gross profit of $1.8 million. Towing and recovery cost of revenue was $2.1 million, or 71.3% of towing and recovery net revenue, for the three month period ended June 30, 1998, resulting in towing and recovery gross profit of $865,000. Cost of revenue and gross profit increased in the three month period ended June 30, 1999 as compared to the three month period ended June 30, 1998 largely due to the increase in size of the Company's operations. Additionally, cost of revenue and gross profit for the three month period ended June 30, 1998 only represents activity from the date of the initial public offering (May 6, 1998), which was the date the Company commenced operations, to June 30, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.3 million, or 15.8% of net revenue, for the three month period ended June 30, 1999. Transport selling, general and administrative expenses were $3.4 million, or 8.3% of transport net revenue, for the three month period ended June 30, 1999. The most significant component of transport selling, general and administrative expenses consisted of administrative salaries and benefits of $2.2 million. Towing and recovery selling, general and administrative expenses were $3.4 million, or 13.6% of towing and recovery net revenue, for the three month period ended June 30, 1999. The most significant component of towing and recovery selling, general and administrative expenses consisted of administrative salaries and benefits of $2.5 million. Selling, general and administrative expenses related to corporate headquarters were $3.5 million, or 5.5% of net revenue, for the three month period ended June 30, 1999. The most significant components of corporate headquarters selling, general and administrative expenses consisted of administrative salaries (including a one time special charge of $735,000 relating to the resignation of the Company's Chairman and Chief Executive Officer) and benefits, data center operational expenses, professional fees and travel.

     Selling, general and administrative expenses were $1.9 million, or 22.9% of net revenue, for the three month period ended June 30, 1998. Transport selling, general and administrative expenses were $543,000 or 10.0% of transport net revenue, for the three month period ended June 30, 1998. Towing and recovery selling, general and administrative expenses were $461,000, or 15.3% of towing and recovery net revenue, for the three month period ended June 30, 1998. Selling, general and administrative expenses related to corporate were $936,000, or 11.1% of net revenue, for the three month period ended June 30, 1998.

     Selling, general and administrative expenses increased in the three month period ended June 30, 1999 as compared to the three month period ended June 30, 1998 largely due to the increase in the size of the Company's operations. Additionally, selling general and administrative expenses for the three month period ended June 30, 1998 only represents activity from the date of the initial public offering (May 6, 1998), which was the date the Company commenced operations, to June 30, 1998.

         Income from Operations. Income from operations increased to $4.0 million, or 6.1% of net revenue, for the three month period ended June 30, 1999, of which $6.3 million related to transport services and $1.6 million related to towing and recovery services, offset by corporate expenses of $3.9 million. Income from operations for the three month period ended June 30, 1998 was $544,000, or 6.4% of net revenue, of which $1.2 million related to transport services, and $329,000 related to towing and recovery services, offset by corporate headquarters expenses of $936,000.

         Income Tax Expense. Income tax expense for the three month period ended June 30, 1999 was $868,000, for an effective tax rate of 64.9%. Income tax expense for the three month period ended June 30, 1998 was $445,000, for an effective tax rate of 49.3%. The Company's effective tax rate increased during the three month period ended June 30, 1999, primarily as a result of the increase in non-deductible goodwill amortization relating to the tax-free structure of certain of the Company's acquisitions.

Six months ended June 30, 1999 compared to six months ended June 30, 1998
-------------------------------------------------------------------------

         Net Revenue. Net revenue increased to $124.9 million for the six month period ended June 30, 1999, in comparison to $8.5 million for the six month period ended June 30, 1998. Of the net revenue for the six month period ended June 30, 1999, $76.6 million, or 61.4%,related to transport services, and $48.3 million, or 38.6%, related to towing and recovery services. Of the net revenue for the six months ended June 30, 1998, $5.5 million, or 64.4%, related to transport services and $3.0 million, or 35.6%, related to towing and recovery services. The increase in revenue is largely due to the inclusion of revenue of companies acquired in the second half of 1998 and the first half 1999. Additionally, revenue for the six month period ended June 30, 1998 only represents activity from the date of the initial public offering (May 6, 1998), which was the date the Company commenced operations, to June 30, 1998.

         Gross Profit. Cost of revenue, including depreciation of $4.0 million, was $94.4 million, or 75.5% of net revenue, for the six month period ended June 30, 1999, resulting in gross profit of $30.6 million, or 24.5% of net revenue. Transport cost of revenue was $57.7 million, or 75.2% of transport net revenue, for the six month period ended June 30, 1999, resulting in transport gross profit of $19.0 million. Towing and recovery cost of revenue was $36.7 million, or 76.0% of towing and recovery net revenue, for the six month period ended June 30, 1999, resulting in towing and recovery gross profit of $11.6 million. For the six month period ended June 30, 1998 cost of revenue, including depreciation of $339,000, was $5.8 million, or 68.5% of net revenue, resulting in gross profit of $2.7 million, or 31.5% of net revenue. Transport cost of revenue was $3.6 million, or 66.9% of transport net revenue for the six month period ended June 30, 1998, resulting in transport gross profit of $1.8 million. Towing and recovery cost of revenue was $2.1 million, or 71.3% of towing and recovery net revenue, for the six month period ended June 30, 1998, resulting in towing and recovery gross profit of $865,000, or 28.7% of towing and recovery net revenue. Cost of revenue and gross profit increased in the six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998 largely due to the increase in the size of the Company's operations. Additionally, cost of revenue and gross profit for the three month period ended June 30, 1998 only represents activity from the date of the initial public offering (May 6, 1998) which was the date the Company commenced operations, to June 30, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $17.9 million, or 14.3% of net revenue, for the six month period ended June 30, 1999. Transport selling, general and administrative expenses were $6.0 million, or 7.8% of transport net revenue, for the six month period ended June 30, 1999. Towing and recovery selling, general and administrative expenses were $6.0 million, or 12.5% of towing and recovery net revenue, for the six month period ended June 30, 1999. Selling, general and administrative expenses related to corporate headquarters (including a one time special charge of $735,000 relating to the resignation of the former Chairman and Chief Executive Officer) were $5.9 million, or 4.7% of net revenue, for the six month period ended June 30, 1999. Selling, general and administrative expenses were $2.3 million, or 27.5% of net revenue, for the six month period ended June 30, 1998. Transport selling, general and administrative expenses were $543,000, or 10.0% of transport net revenue, for the three month period ended June 30, 1998. Towing and recovery selling, general and administrative expenses were $461,000, or 15.3% of towing and recovery net revenue, for the six month period ended June 30, 1998. Selling, general and administrative expenses related to corporate were $1.3 million, or 15.6% of net revenue, for the six month period ended June 30, 1998. Selling, general and administrative expenses increased in the six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998 largely due to the increase in the size of the Company's operations. Additionally, selling, general and administrative expenses for the six month period ended June 30, 1998 only represents activity from the date of the initial public offering (May 6, 1998), which was the date the Company commenced operations, to June 30, 1998.

         Income from Operations. Income from operations increased to $9.9 million, or 7.9% of net revenue, for the six month period ended June 30, 1999, of which $12.0 million related to transport services and $4.3 million related to towing and recovery services, offset by corporate expenses of $6.4 million. Income from operations for the six month period ended June 30, 1998 was $154,000, or 1.8% of net revenue, of which $1.2 million related to transport services, and $321,000 related to towing and recovery services, offset by corporate headquarters expenses of $1.3 million.

         Income Tax Expense. Income tax for the six month period ended June 30, 1999 was $2.7 million, for an effective tax rate of 51.7%. Income tax for the six month period ended June 30, 1998 was $292,000, for an effective tax rate of 56.5%. The Company's effective tax rate increased during the six month period ended June 30, 1999 primarily as a result of the increase is non-deductible goodwill amortization relating to the tax free structure of certain of the Company's acquisitions.

Liquidity and Capital Resources

     As of June 30, 1999, the Company had approximately:

     o  $2.3 million of cash and cash equivalents,

     o  $18.2 million of working capital, and

     o $124.0 million of outstanding indebtedness, excluding current installments.

     In the six months ended June 30, 1999, the Company generated $7.4 million of cash from operations. Cash provided by operations was reduced by a net increase in receivables of $4.8 million. During the six months ended June 30, 1999, the Company used $48.6 million of cash in investing activities ($29.8 million of which related to acquisitions of businesses and $11.9 million of which related to deposits and purchases associated with new vehicles and equipment), and generated $40.1 million of cash through financing activities. Financing activities consisted of payments on long-term debt and capital lease obligations assumed in acquisitions of $14.8 million and payments of deferred financing costs of $2.1 million, offset by the proceeds from the issuance to Charter URS, LLC ("Charterhouse") of $31.5 million aggregate principal amount of the Company's 8% convertible subordinated debentures due 2008 (the "Debentures") and a net increase in borrowings under the Company's current credit facility (described below) of $25.7 million.

     The Company has a credit facility with a group of banks that enables the Company to borrow up to $90.0 million on a revolving basis. The credit facility terminates in October 2001, at which time all outstanding indebtedness will be due. Borrowings under the credit facility bear interest, at the Company's option, at either (a) the base rate (which is equal to the greater of (i) the federal funds rate plus 0.5% and (ii) Bank of America's reference rate), or (b) the eurodollar rate (which is equal to Bank of America's reserve adjusted eurodollar rate plus a margin ranging from 1.5% to 2.5% per annum).

      Obligations under the credit facility are guaranteed by the Company's subsidiaries. The Company's obligations and the obligations of the Company's subsidiaries under the credit facility and related guarantees are secured by substantially all of the assets of the Company and its subsidiaries. Under the credit facility, the Company must comply with various loan covenants, including maintenance of certain financial ratios, restrictions on additional indebtedness, restrictions on liens, guarantees, advances and dividends, and prior bank group approval of certain acquisitions. The credit facility also contains a provision requiring bank group approval of a new chief executive officer within a stated period of time after the departure of an existing chief executive officer. The Company will work with the banks to seek an extension of this time period, if necessary. See Item 5 "Other Events". To the extent that such approval is not obtained within the time period specified in the credit facility, as so extended, the Company will be in default under the credit facility and, unless such default is waived, all amounts due thereunder will be subject to acceleration at the banks' discretion. The Company also has agreed with the banks not to borrow more than $65.0 million under the credit facility during the pendency of the unmatured default. As of June 30, 1999, the Company had borrowed $44.5 million under the credit facility. As of June 30, 1999, the Company was also in violation of the limit on capital expenditures contained in the credit facility. On August 13, 1999, the Company received a waiver of this default and amended the credit facility to increase the limit on capital expenditures to $22.0 million. In connection with this amendment, the Company and the banks agreed that the amount available for borrowing under the credit facility during the pendency of the unmatured default relating to the management change would decrease to $60.0 million on October 1, 1999 and $55.0 million on January 1, 2000. The banks also agreed to extend the period of time within which bank approval of the new chief executive officer is required until September 19, 1999.

      On June 14, 1999, the Company signed an agreement in principle to expand its credit facility from $90.0 million to $225.0 million. The Company's ability to draw on the new facility is subject to certain conditions, which may or may not be met. The Company is working on an amendment to reduce the expanded credit facility and modify the conditions to conform to its current needs. There can be no assurance that the Company will not be declared in default under its existing facility if and when the default relating to the management change matures, that the banks will not accelerate all amounts outstanding thereunder, that the Company will satisfy the existing conditions to its expanded credit facility or that it will be successful in obtaining an amendment to the expanded credit facility.

     In connection with the credit facility, the Company issued to Bank of America a warrant to purchase 117,789 shares of Common Stock at an exercise price of $13.00 per share, subject to adjustment as provided in the Warrant Agreement. The warrant expires on June 16, 2003.

     On November 19, 1998, the Company entered into a Purchase Agreement with Charterhouse providing for the issuance to Charterhouse of up to $75.0 million aggregate principal amount of Debentures. The Debentures are convertible into Common Stock at any time, at Charterhouse's option, at an initial exercise price of $15.00 per share, subject to adjustment as provided in the Purchase Agreement. The conversion price exceeded the fair market value of the Common Stock on the date of execution of the Purchase Agreement. Following five years after the date of first issuance, the Debentures are redeemable at the Company's option at 100% of their principal amount if the average closing price of the Company's Common Stock exceeds 150% of the conversion price over a thirty day period. The Company issued $43.5 million aggregate principal amount of Debentures to Charterhouse at a first closing on December 7, 1998. The Company issued the remaining $31.5 million aggregate principal amount of Debentures to Charterhouse at a second closing on March 16, 1999. The Debentures bear interest at a rate of 8% annually, payable in kind for the first five years following issuance, and thereafter either in kind or in cash, at the Company's discretion. During the six month period ending June 30, 1999, the Company expensed $2.5 million in interest expense and deferred financing fees related to the Debentures. Pursuant to the Purchase Agreement, the Company paid Charterhouse a fee of 1% of the principal amount of the Debentures issued at each closing. The Company also agreed to pay certain fees and expenses incurred by Charterhouse in connection with the transaction. Acceleration of the amounts outstanding under the credit facility constitutes a default under the Debentures.

      As of June 30, 1999, approximately $7.8 million had been spent to develop and install the Company's integrated financial and information systems. Although it is expected that the Company will need to upgrade and expand these systems in the future, the Company cannot currently quantify the amount that will be spent to do so.

     The Company spent $10.2 million on purchases of vehicles and equipment (including $3.9 million spent in connection with installation of information systems) during the six month period ended June 30, 1999. Other than expenditures relating to the information systems, these expenditures were primarily for transport and towing and recovery vehicles. During the six month period ended June 30, 1999, the Company made expenditures of $2.1 million on towing and recovery vehicles and $3.3 million on transport vehicles. These expenditures were financed primarily with cash flow from operations and debt. During the first quarter of 1999, the Company committed to purchase up to 100 transport vehicles, for delivery at various times through the year 2000, and in connection therewith made a deposit of approximately $1.6 million to the vehicle manufacturer. As of June 30, 1999, no vehicles have been received under this commitment. The Company currently expects to spend approximately $6.8 million on vehicles to be delivered under this commitment during 1999.

     During the period from January 1, 1999 to June 30, 1999, the Company acquired 15 businesses using a combination of Common Stock and cash. The total number of shares issued in connection with these acquisitions was 2,083,287 with a recorded fair value of $32.8 million. The cash portion of these acquisitions was funded through proceeds from operations and long-term borrowings.

     The Company expects to fund its ongoing liquidity needs through cash flow from operations, borrowings, including use of amounts available under the credit facility, if any, and, depending upon market conditions, through the issuance of additional Common Stock.

     In the past, the Company has financed its acquisitions by using a combination of Common Stock, cash and debt. If the Common Stock does not maintain a sufficient market value, or if the owners of the businesses the Company wishes to acquire are unwilling to accept Common Stock as part of the purchase price, the Company may be required to use more of its cash resources, if available, or seek additional financing, in order to pursue acquisitions. The consideration for any future acquisitions will vary on a case-by-case basis, primarily determined by the historical operating results and future prospects of the business to be acquired and the ability of that business to complement the services the Company offers.

Seasonality

     The Company may experience significant fluctuations in its quarterly operating results due to seasonal and other variations in the demand for towing, recovery and transport services. Specifically, the demand for towing and recovery services is generally highest in extreme weather, such as heat, cold, rain and snow. Although the demand for automobile transport tends to be strongest in the months with the mildest weather, since inclement weather tends to slow the delivery of vehicles, the demand for automobile transport is also a function of the timing and volume of lease originations, dealer inventories and new and used auto sales.

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

     The Company has sent Year 2000 questionnaires to all of its significant suppliers, customers, service providers and other business partners. As the responses are received, they are catalogued and assessed for possible impact on the Company's operations. To date, the Company has sent approximately 234 questionnaires to suppliers and has received approximately 98 responses. The Company has also sent approximately 60 questionnaires to customers and has received approximately 15 responses. The Company is in various stages of completion of the Assessment and Impact Analysis phase with respect to its Mission Critical Systems and Important Functions, as more fully described below. The Company has assessed the impact of all responses to Year 2000 questionnaires that have been returned to date. With respect to the remaining Year 2000 questionnaires and any additional acquisitions that the Company may complete during 1999, this phase is expected to continue throughout the year.

     Test Planning

     Based on the results of its Impact Analysis, the Company and its outside Year 2000 consultants will identify the steps necessary to ensure Year 2000 readiness of all Mission Critical Systems and Important Functions. This analysis will determine whether the system or function will be tested using Year 2000 scanning software, manually tested or checked through website or personal letter confirmation. As described below, the Company is in various stages of completing this phase with respect to its Mission Critical Systems and Important Functions and expects to complete this process at all of its existing locations by the end of September 1999. With respect to any additional acquisitions that the Company may complete during 1999, this process is expected to continue throughout the year.

     Testing

     This phase consists of implementing the testing procedures that were developed during the Test Planning phase with respect to all Mission Critical Systems and Important Functions. The Company is in various stages of completion of this phase, as more fully described below. With respect to Mission Critical Systems and Important Functions at its existing locations, the Company expects that this phase will be complete by the end of November 1999. With respect to any additional acquisitions that the Company may complete during 1999, this process is expected to continue throughout the year.


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

Status of Year 2000 Readiness Project

     When the Company was formed, management assessed the appropriateness of various computer hardware and software technologies in light of the Company's strategic objectives. Because this occurred in the latter half of 1998, management was able to select hardware and financial software that was represented by the vendors to be Year 2000 ready.

     The software that the Company uses to operate its centralized accounting and financial reporting functions has been tested by the supplier, and the supplier has provided indications that the software will be Year 2000 ready. With the assistance of its outside Year 2000 consultant, the Company plans to confirm the Year 2000 readiness of these systems through additional testing prior to September 30, 1999.

     The Company's payroll operations are managed by a national payroll processor, which has provided the Company with written assurances that its systems are Year 2000 ready.

     As of the date of its last quarterly report, the Company intended to install common operating systems at all of its towing locations and substantially all of its transport locations. The Company had received written certification from the developers of these systems that the systems were Year 2000 compliant. It has now been determined, based on reasons unrelated to Year 2000, that it is not appropriate to install these systems at some locations. As a result, the Company is now assessing the Year 2000 readiness of the operating systems utilized at the locations at which the common operating system will not be installed. Currently, seven of the Company's 17 transport divisions have installed the National Transportation Management System. Of the remaining locations, three have been identified as having systems requirements that make the installation of this system inappropriate at this time. With respect to the remaining seven locations, discussions are currently being held as to the appropriateness of installing the National Transportation Management System.

     The Company has completed installation of its common operating system at five of its towing and recovery locations. With respect to the remaining towing locations, the Company plans to upgrade the existing systems where possible or supply the location with the common operating system or another Year 2000 ready operating system.

The Company expects to complete its assessment of its towing and transport operating systems by the end of September 1999.

     The Company has also installed interfaces between its various software applications and its financial systems. The Company's outside Year 2000 consultant will test these interfaces for Year 2000 readiness and provide written certification of such readiness by the end of August 1999.

     The Company's IT Infrastructure has both centralized, datacenter and remote elements at each location. Datacenter infrastructure is comprised of equipment and software that is all less than one year old, and the Company has received written assurances from its infrastructure vendors that these systems are Year 2000 ready. The Company's outside Year 2000 consultant will also test the Company's datacenter infrastructure and provide written certification of Year 2000 readiness by the end of October 1999.

     In order to improve the efficiency of its acquired businesses and to include their systems within the Company's wide area network, the Company upgrades or replaces the remote infrastructure of its acquired entities to meet corporate standards as soon as reasonably practicable following the Company's acquisition of such entities. The Company believes remote infrastructure upgrades and replacements for locations acquired to date have been completed.

     The Company plans to survey and, where appropriate, conduct website confirmation, of the Year 2000 readiness of its telecommunications equipment and service vendors. The Company expects that this confirmation process will continue throughout the year as web site information is updated.

     The Costs to Address the Company's Year 2000 Issues

     During the first half of 1999, the Company incurred costs of approximately $3.9 million to develop and install its information systems described above. Because these systems were identified and selected during the latter half of 1998, management was able to take Year 2000 readiness into account in selecting hardware and software technologies that would meet the Company's objectives. As a result, the Company has not incurred, and does not expect to incur, material costs to upgrade or replace its information systems to address Year 2000 issues. While Management cannot estimate with certainty the amount that will be required to achieve Year 2000 compliance for all of its systems and procedures, the Company currently expects to incur up to $900,000 of consulting fees and other costs associated with its Year 2000 readiness project during the remainder of 1999.


     The Risks of the Company's Year 2000 Issues

     Installation or upgrade of the Company's information systems may not be completed at all of its locations before December 31, 1999. In addition, it is possible that the systems, when installed, may not function properly. In such event, the Company would be forced to rely on manual performance of its central administrative functions along with the local dispatch and operating systems utilized by its acquired businesses prior to their acquisition by the Company. There can be no assurance that such systems will be Year 2000 ready, or that the vendors and other service providers associated with such businesses will be Year 2000 ready. If the local dispatch and operating systems utilized by its acquired businesses do not function properly after December 31, 1999, the Company will be required to perform all critical functions on a manual basis. Any resulting inefficiency could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Recent Sales of Unregistered Securities
---------------------------------------

      During the second quarter of 1999, the Company issued the following unregistered securities, the purchasers of which were all accredited investors:

(1) On April 30, 1999, the Company issued an aggregate of 39,808 shares of Common Stock in connection with an acquisition; and

(2) On June 30, 1999, the Company issued $1.5 million aggregate principal amount of the Company's 8% Convertible Subordinated Debentures due 2008 (the "Debentures") to Charter URS LLC ("Charterhouse"), which represented the quarterly payment-in-kind interest payment due with respect to $76.2 million aggregate principal amount of Debentures previously issued to Charterhouse.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

      As described in item 5 below, on June 21, 1999, Edward T. Sheehan resigned as the Company's Chairman and Chief Executive Officer. This constituted an unmatured default under the Company's existing $90.0 million credit facility. The event of default will mature if the Company does not appoint a new Chairman and Chief Executive Officer approved by the banks participating in the Credit Facility by September 19, 1999. The Company is working with the banks to seek an extension of this period, if necessary. In addition, on July 12, 1999, the Company and the banks agreed that, notwithstanding the unmatured default, the Company would be permitted to borrow up to $65.0 million of the $90.0 million formerly available under the credit facility. As of June 30, 1999 the Company had borrowed $44.5 million under the credit facility. As of June 30, 1999, the Company was also in violation of the limit on capital expenditures contained in the credit facility. On August 13, 1999, the Company received a waiver of this default and amended the credit facility to increase the limit on capital expenditures to $22.0 million. In connection with this amendment, the Company and the banks agreed that the amount available for borrowing under the credit facility during the pendency of the unmatured default relating to the management change would decrease to $60.0 million on October 1, 1999 and $55.0 million on January 1, 2000. There can be no assurance that the Company will not be declared in default under its existing facility if and when the default relating to the management change matures or that the banks will not accelerate all amounts outstanding thereunder.

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the stockholders of the Company was held on May 24, 1999.

(b) At the annual meeting, the reelection of Edward W. Morawski, Michael S. Pfeffer and Todd Q. Smart were reflected as Class I directors of the Company to serve until the Company's 2002 annual meeting of stockholders.

(c) Set forth below is the tabulation of the votes with respect to the election of the Class I directors:


                                                             Votes             Votes                       Broker
              Director                     Votes For        Against           Withheld      Abstentions    Non-Votes
              --------                     ---------        -------           --------      -----------    ---------
              Edward W. Morawski           10,953,086       ---               52,715        ---            ---

              Michael S. Pfeffer           10,953,716       ---               52,085        ---            ---

              Todd Q. Smart                10,953,716       ---               52,085        ---            ---

Item 5   OTHER EVENTS

         On June 21, 1999, Edward T. Sheehan resigned as Chairman of the Board and Chief Executive Officer of the Company. As previously announced, the Company has commenced a search for a new Chief Executive Officer to replace Mr. Sheehan. Donald F. Moorhead, Jr. is serving currently as Chairman of the Board.

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Form of Second Amended and Restated Credit Agreement, dated as of June 11, 1999, by and among the Company, various financial institutions, BankBoston, N.A., as Syndication Agent, CIBC Inc., as Documentation Agent and Bank of America National Trust and Savings Association, as Administrative Agent (filed herewith).

         10.2 Form of Letter Agreement, dated as of June 22, 1999, by and among the Company and various financial institutions, relating to the Company's Amended and Restated Credit Agreement dated as of November 2, 1998 (filed herewith).

         10.3 Form of Letter Agreement, dated as of July 12, 1999, by and among the Company and various financial institutions, relating to the Company's Amended and Restated Credit Agreement dated as of November 2, 1998 (filed herewith).

         10.4 Form of First Amendment, dated as of August 6, 1999, to Second Amended and Restated Credit Agreement, dated as of June 11, 1999, by and among the Company various financial institutions, Bank Boston, N.A. as Syndication Agent, CIBC Inc. as Documentation Agent and Bank of America National Trust and Savings Association, as Administrative Agent (filed herewith).

         10.5 Form of Letter Agreement, dated as of August 13, 1999, by and among the Company and various financial institutions, relating to the Company's Amended and Restated Credit Agreement dated as of November 2, 1998 (filed herewith).

         10.6 Employment Termination and Release Agreement, dated as of June 21, 1999, by and between the Company and Edward T. Sheehan (filed herewith)

         11.1 Statement of Computation of Earnings per Share (filed herewith).

         27.1      Financial Data Schedule (filed herewith).

(b)      Reports on Form 8-K

         The Company filed the following report on Form 8-K during the quarterly period ended June 30, 1999:

         Current Report on Form 8-K, dated June 22, 1999 and filed June 24, 1999, to report under Item 5 that the Company was commencing a search for a new Chairman and Chief Executive Officer and that Donald F. Moorhead, Jr., an independent director of the Company, had been named the Company's Chairman, succeeding Edward T. Sheehan, who resigned as the Company's Chairman and Chief Executive Officer effective June 21, 1999.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNITED ROAD SERVICES, INC.
                                                    Registrant


Date: August 16, 1999                       /s/ Allan D. Pass, Ph.D.
                                            ------------------------------------
                                                Allan D. Pass, Ph.D.
                                                President and Chief Operating
                                                Officer

                                            /s/ Donald J. Marr
                                            ------------------------------------
                                                Donald J. Marr
                                                Chief Financial Officer

                                                             Exhibit Index

Number   Description of Document
------   -----------------------

10.1 Form of Second Amended and Restated Credit Agreement, dated as of June 11, 1999, by and among the Company, various financial institutions, BankBoston, N.A., as Syndication Agent, CIBC Inc., as Documentation Agent and Bank of America National Trust and Savings Association, as Administrative Agent.

10.2 Form of Letter Agreement, dated as of June 22, 1999, by and among the Company and various financial institutions, relating to the Company's Amended and Restated Credit Agreement dated as of November 2, 1998.

10.3 Form of Letter Agreement, dated as of July 12, 1999, by and among the Company and various financial institutions, relating to the Company's Amended and Restated Credit Agreement dated as of November 2, 1998.

10.4 Form of First Amendment, dated as of August 6, 1999, to Second Amended and Restated Credit Agreement, dated as of June 11, 1999, by and among the Company, various financial institutions, Bank Boston, N.A. as Syndication Agent, CIBC Inc. as Documentation Agent and Bank of America National Trust and Savings Association, as Administrative Agent.

10.5 Form of Letter Agreement, dated as of August 13, 1999, by and among the Company and various financial institutions, relating to the Company's Amended and Restated Credit Agreement dated as of November 2, 1998.

10.6 Employment Termination and Release Agreement, dated as of June 21, 1999, by and between the Company and Edward T. Sheehan.

11.1     Statement of Computation of Earnings per Share.

27.1     Financial Data Schedule.