Form 10-Q
period 1999-09-30
UNITED ROAD SERVICES INC
filed 1999-11-15
CIK 1056562

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK)
   [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT
                     OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1999



                                       OR

   [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                        COMMISSION FILE NUMBER 000-24019

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

                                              YES  X                 NO
                                                  ---                   ---

     As of October 31, 1999, the registrant had 17,839,090 shares of common stock issued and outstanding.








================================================================================

                           UNITED ROAD SERVICES, INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999



                  INDEX                                                    PAGE

PART I.  - FINANCIAL INFORMATION

         Item 1   Condensed Consolidated Financial Statements
                  Condensed Consolidated Balance Sheets as of
                      September 30, 1999 and December 31, 1998                3

                  Condensed Consolidated Statements of Operations
                      For the Three and Nine Months Ended
                      September 30, 1999 and September 30, 1998               4

                  Condensed Consolidated Statements of Cash Flows for
                      the Nine Months Ended September 30, 1999 and
                      September 30, 1998                                      5

                  Notes to Condensed Consolidated Financial Statements        7

         Item 2   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     13

         Item 3   Quantitative and Qualitative Disclosures about Market Risk  21

PART II. - OTHER INFORMATION


         Item 2   Changes in Securities and Use of Proceeds                   22

         Item 3   Defaults under Senior Securities                            22

         Item 5 Other Information                                             22

         Item 6   Exhibits and Reports on Form 8-K                            22

SIGNATURES                                                                    24


                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ASSETS                                                               SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                     ------------------     -----------------
 CURRENT ASSETS:                                                           (Unaudited)

         Cash and cash equivalents                                          $  3,395             3,381
         Trade receivables, net of allowance for doubtful
         accounts of $2,281 and $1,132, at September 30, 1999
         and December 31, 1998, respectively                                  27,454            16,440
         Other receivables                                                       588             1,495
         Prepaid income taxes                                                  2,299               465
         Prepaid expenses and other current assets                             2,179             1,752
         Current portion of rights to equipment under finance contracts          492               547
                                                                            --------          --------
                  Total current assets                                        36,407            24,080
 Vehicles and equipment, net                                                  81,683            46,814
 Rights to equipment under finance contracts, excluding current portion        1,614             2,025
 Deferred financing costs, net                                                 4,578             3,552
 Goodwill, net                                                               218,321           171,953
 Deferred tax asset                                                            3,506              --
 Other non-current assets                                                         15               308
                                                                            --------          --------
                  Total assets                                              $346,124           248,732
                                                                            ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
         Current installments of obligations under capital leases           $    335               338
         Current installments of obligations for equipment under
                  finance contracts                                              492               547
         Notes payable                                                            11                17
         Borrowings under credit facility                                     50,650              --
         Accounts payable                                                      7,120             6,904
         Accrued expenses                                                      8,685             4,690
         Due to related parties                                                   65             2,254
                                                                            --------          --------
                  Total current liabilities                                   67,358            14,750
 Obligations under capital leases, excluding current installments                458               698
 Obligations for equipment under finance contracts, excluding
                  current installments                                         1,614             2,025
 Long-term debt                                                               79,292            62,532
 Deferred income taxes                                                        10,547             4,961
                                                                            --------          --------
                  Total liabilities                                          159,269            84,966
                                                                            --------          --------

 STOCKHOLDERS' EQUITY:
         Preferred stock; 5,000,000 shares authorized; no shares
                  issued or outstanding                                         --                --
         Common stock, $0.001 par value; 35,000,000 shares
                  authorized; 17,839,090 and 15,707,085
                  shares issued and outstanding at September 30, 1999
                  and December 31, 1998, respectively                             18                16
         Additional paid-in capital                                          183,826           159,532
         Retained earnings                                                     3,011             4,218
                                                                            --------          --------
                  Total stockholders' equity                                 186,855           163,766
                                                                            --------          --------
                  Total liabilities and stockholders' equity                $346,124           248,732
                                                                            ========          ========


                 See accompanying notes to condensed consolidated  financial statements.



                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                   1999           1998             1999            1998
                                                                   ----           ----             ----            ----


NET REVENUE                                                      $ 64,150        36,374          189,085      44,842

Cost of revenue                                                    50,207        25,867          140,191      31,343
Amortization of goodwill                                            1,472           694            4,266         883
Depreciation                                                        2,579           969            6,543       1,308
Selling, general and administrative expenses                       10,397         4,738           27,970       6,875
Special charges                                                     1,138          --              1,873        --
                                                                 --------      --------         --------    --------
         Income (loss) from operations                             (1,643)        4,106            8,242       4,433

OTHER INCOME (EXPENSE):

Interest income                                                         3           138               12         615
Interest expense (includes $624 of deferred financing
   costs written off for the periods ended September 30, 1999)     (3,353)         (412)          (7,984)       (526)
Other                                                                  (7)           61             (137)       (112)
                                                                 --------      --------         --------    --------
         Income (loss) before income taxes                         (5,000)        3,893              133       4,410

INCOME TAX (BENEFIT) EXPENSE                                       (1,313)        1,923            1,340       2,215
                                                                 --------      --------         --------    --------

         Net income (loss)                                       $ (3,687)        1,970           (1,207)      2,195
                                                                 ========      ========         ========    ========

PER SHARE AMOUNTS:

         Basic earnings (loss)                                   $   (.22)          .14             (.07)        .25
                                                                 ========      ========         ========    ========

         Diluted earnings (loss)                                 $   (.22)          .14             (.07)        .25
                                                                 ========      ========         ========    ========




















                         See accompanying notes to condensed consolidated financial statements.



                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                NINE MONTHS ENDED

                                                                                                    SEPTEMBER 30,
                                                                                              1999             1998
                                                                                              -----            ----

 NET INCOME (LOSS)                                                                          $ (1,207)          2,195
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation                                                                          6,543           1,308
         Amortization of goodwill                                                              4,266             883
         Amortization of deferred financing costs                                              1,120              96
         Provision for doubtful accounts                                                       1,333            --
         Deferred income taxes                                                                 2,080             516
         Interest expense, paid-in-kind                                                        4,060            --
         Loss on sale of vehicles and equipment, net                                             200            --

         Changes in operating assets and liabilities, net of effects of acquisitions:
                    Increase in trade receivables                                             (6,125)         (3,994)
                    Decrease (increase) in other receivables                                   1,238           1,081
                    Decrease in prepaid expenses and
                        other current assets                                                      96              79
                    Increase in other non-current assets                                         293            (186)
                    Increase (decrease) in accounts payable                                   (2,602)          2,367
                    Increase in accrued expenses                                               2,329            (127)
                    Increase (decrease) in income taxes payable                               (2,605)            616
                                                                                            --------        --------
                        Net cash provided by operating activities                             11,019           4,834
                                                                                            --------        --------

INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                                      (37,774)        (95,336)
     Deposit on vehicles                                                                      (1,674)           --
     Purchases of vehicles and equipment                                                     (16,034)         (5,127)
     Proceeds from sale of vehicles and equipment                                                711            --
     Increase (decrease) amounts payable to related parties                                   (2,221)          2,106
                                                                                            --------        --------
                        Net cash used in investing activities                                (56,992)        (98,357)
                                                                                            --------        --------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net of registration costs                          (313)         90,982
     Proceeds from issuance of convertible subordinated debentures                            31,500            --
     Borrowings on revolving credit facility                                                  65,850          26,000
     Repayments of revolving credit facility                                                 (34,000)           --
     Payments of deferred financing costs                                                     (2,146)           (622)
     Payments on long-term debt and capital leases assumed
         in acquisitions                                                                     (14,904)        (20,597)
                                                                                            --------        --------
                        Net cash provided by financing activities                             45,987          95,763
                                                                                            --------        --------

Increase in cash and cash equivalents                                                             14           2,240
Cash and cash equivalents at beginning of period                                              3 ,381              50
                                                                                            --------        --------
Cash and cash equivalents at end of period                                                  $  3,395           2,290
                                                                                            ========        ========


                                   (continued)



                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                               1999            1998
                                                                                             --------        --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
                  Interest                                                                  $  2,516             169
                                                                                            ========        ========
                  Income taxes                                                              $  1,870            --
                                                                                            ========        ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
                  Issuance of common stock for acquisitions                                 $ 24,609          54,215
                                                                                            ========        ========
                  Warrant issued to lender as partial loan fee                              $   --               471
                                                                                            ========        ========





































                         See accompanying notes to condensed consolidated financial statements.


                           UNITED ROAD SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

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

         (b) ORGANIZATION AND BUSINESS

                  United Road Services, Inc., a Delaware corporation (the "Company"), was formed in July 1997 to become a leading provider of transport, towing and recovery services. As such, it has a limited combined operating history and its future success is dependent upon a number of factors which include, among others, the ability to successfully integrate acquired operations, the ability to achieve administrative and operating cost savings, the availability of capital to finance its operations, and the ability to attract and retain quality management.

                  From inception through September 30, 1999, the Company has acquired 56 businesses (the "Acquisitions"), seven of which (the "Founding Companies") were acquired on May 6, 1998 simultaneously with the consummation of an initial public offering (the "Offering") of the Company's common stock (the "Common Stock"). All of these Acquisitions were accounted for utilizing the purchase method of accounting.

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

                           UNITED ROAD SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


 (1) CONTINUED

         (e) PER SHARE AMOUNTS

                  Basic earnings (loss) per share is computed by dividing income
                  (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company (such as stock options, warrants and convertible subordinated debentures).

         THE FOLLOWING TABLE PROVIDES CALCULATIONS OF BOTH BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:


         THREE MONTHS ENDED SEPTEMBER 30, 1999
         -------------------------------------

                                                                                               WEIGHTED            PER
                                                                              NET              AVERAGE            SHARE
                                                                         INCOME (LOSS)          SHARES           AMOUNTS
                                                                         -------------          ------           -------

                  Basic                                                $ (3,687,000)         17,089,000         $ (.22)
                                                                        ============         ==========          ======
                  Diluted                                              $ (3,687,000)         17,089,000         $ (.22)
                                                                        ============         ==========          ======

         THREE MONTHS ENDED SEPTEMBER 30, 1998
         -------------------------------------

                                                                                               WEIGHTED            PER
                                                                              NET              AVERAGE            SHARE
                                                                             INCOME             SHARES           AMOUNTS
                                                                             ------             ------           -------

                  Basic                                                  $ 1,970,000         14,079,898        $    .14
                                                                          ==========         ==========         =======
                  Diluted                                                $ 1,970,000         14,267,622        $    .14
                                                                          ==========         ==========         =======

         NINE MONTHS ENDED SEPTEMBER 30, 1999
         ------------------------------------

                                                                                               WEIGHTED            PER
                                                                              NET              AVERAGE            SHARE
                                                                         INCOME (LOSS)          SHARES           AMOUNTS
                                                                         -------------          ------           -------

                  Basic                                                $ (1,207,000)         16,882,451      $    (.07)
                                                                        ============         ==========       =========
                  Diluted                                              $ (1,207,000)         16,882,451      $    (.07)
                                                                        ============         ==========       =========

         NINE MONTHS ENDED SEPTEMBER 30, 1998
         ------------------------------------

                                                                                               WEIGHTED            PER
                                                                              NET              AVERAGE            SHARE
                                                                             INCOME             SHARES           AMOUNTS
                                                                             ------             ------           -------

                  Basic                                                  $ 2,195,000          8,799,686        $    .25
                                                                          ==========          =========         =======
                  Diluted                                                $ 2,195,000          8,937,442        $    .25
                                                                          ==========          =========         =======



                           UNITED ROAD SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


                  The impact of the Company's outstanding stock options, warrants, convertible subordinated debentures and shares held in escrow has been excluded at September 30, 1999, as the effect would be antidilutive.

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

         (g) RECLASSIFICATIONS

                  Certain reclassifications of the prior period unaudited interim consolidated financial statements have been made to conform to the current period presentation.

(2) STOCKHOLDERS' EQUITY

         During the period from January 1, 1999 to September 30, 1999, the Company acquired 15 businesses using a combination of Common Stock and cash. The total number of shares issued in connection with these acquisitions was 2,083,287, valued at $32.8 million.

(3) DUE TO RELATED PARTIES

         The Company is obligated to make certain earn-out payments to the former owners of the Founding Companies and one other acquired company. For each of the years 1998 through 2002, the Company will be required to make an earn-out payment to the former owners of each of these companies that achieves certain net revenue targets. The net revenue target for 1998 was generally 110% of 1997 net revenue of the particular company, and for the years 1999 through 2002 the net revenue target is 110% of the greater of the prior year's actual net revenue or target net revenue. If the net revenue target is achieved for a particular year, an initial payment, generally equal to 5% of the excess of actual net revenue over the net revenue target, is due. In addition, upon achievement of the net revenue target for a particular year, subsequent and equal payments will also be due for each year through 2002, provided that the actual net revenue for the respective subsequent year exceeds the actual net revenue for the year that the net revenue target was first achieved. At December 31, 1998, the Company recorded additional goodwill and a liability within accrued expenses on the accompanying condensed consolidated balance sheets in the amount of $362,000 to reflect earn-out payments due. There were no earnout payments due at September 30, 1999.

(4) DEBT

         As of September 30, 1999, the Company had a total of $54.2 million, including letters of credit of $3.5 million, outstanding under its revolving credit facility (the "Credit Facility"). As of the end of the third quarter of 1999, the Company was in violation of the covenants in the Credit Facility relating to minimum consolidated net income and minimum ratio of net income plus interest, tax and rental expense to interest expense plus rental expense. In November 1999, the Company received a temporary waiver of these defaults through February 29, 2000 (at which time there will be an immediate event of default and, absent a further waiver or amendment, all amounts due thereunder will be subject to acceleration at the banks' discretion). Based upon discussions with the banks, the Company does not expect the banks to accelerate repayment of outstanding balances under the Credit Facility. However, pending resolution of this matter and as required by generally accepted accounting principles, outstanding borrowings under the Credit Facility have been classified as a current liability in the Company's September 30, 1999 condensed consolidated balance sheet.

                           UNITED ROAD SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

         In connection with the November 1999 waiver, the Credit Facility was amended to strengthen certain financial covenants and to accommodate and acknowledge the recent management changes. The Company and the banks also agreed to decrease the commitment amount of the facility to $65.0 million and to decrease the amount available for borrowing to $58.0 million through December 31, 1999 and $55.0 million after January 1, 2000.

         On March 16, 1999, the Company issued $31.5 million aggregate principal amount of the Company's 8% convertible subordinated debentures due 2008 (the "Debentures") to Charter URS LLC ("Charterhouse"). This was the second closing under a Purchase Agreement with Charterhouse providing for the issuance of up to $75.0 million aggregate principal amount of Debentures. The Debentures accrue interest at the rate of 8% per annum, which interest is payable in additional Debentures through 2003. Thereafter, the Company has the option to pay interest in cash or to continue paying interest in additional Debentures. As of September 30, 1999, the Company had $79.3 million aggregate principal amount of Debentures outstanding. Any acceleration of amounts outstanding under the Company's Credit Facility would constitute a default under the Debentures.

(5) SPECIAL CHARGES

         In September 1999, the Company recorded a special charge of $1.1 million relating to the strategic decision not to pursue its acquisition program in the near term. This charge represents professional fees and compensation contractually required to be paid in connection with the termination of certain acquisition consultants. This compensation accrual is included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 1999.

         In June 1999, the Company recorded a special charge of $735,000 relating to the resignation of its then Chairman and Chief Executive Officer. This charge consisted of guaranteed compensation and related fringe benefits and is included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 1999.

(6) INTEREST EXPENSE

         In September 1999, the Company expensed $624,000 of deferred financing costs as a result of the termination of its $225.0 million revolving credit agreement. For the three and nine month periods ended September 30, 1999, this write off has been recorded in interest expense in the accompanying condensed consolidated statements of operations.

(7) SEGMENT AND RELATED INFORMATION

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

         The transport segment provides transport services to a broad range of customers in the new and used vehicle markets. The towing and recovery segment provides towing, impounding and storing services for motor vehicles, lien sales and auto auctions of abandoned vehicles. In addition, the towing and recovery segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment.

         The accounting policies of each of the segments are the same as those of the Company, as outlined in note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts have been reclassified for consistent presentation. For the year ended December 31, 1998, the Company's first year of operations, the Company evaluated the performance of its operating segments based on income before income taxes. During the period ended September 30, 1999, management has determined that a more appropriate measure of the performance of its operating segments may be made through an evaluation of the Company's income from operations. Accordingly, the Company's summarized segment financial information is presented

                           UNITED ROAD SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

          below on the basis of income from operations for the three and nine month periods ended September 30, 1999 and 1998. Inter-segment revenues and transfers are not significant

     Summarized financial information concerning the Company's reportable segments is shown in the following tables:


         THREE MONTHS ENDED SEPTEMBER 30, 1999
         -------------------------------------
                                                                            TOWING AND
                                                           TRANSPORT         RECOVERY          OTHER             TOTAL
                                                           ---------         --------          -----             -----

         Net revenues from external customers               $ 38,437           25,713              -            64,150
         Cost of revenue, including depreciation              31,585           21,201              -            52,786
         Income (loss) from operations                         1,859              599        (4,101)           (1,643)


         THREE MONTHS ENDED SEPTEMBER 30, 1998
         -------------------------------------
                                                                            TOWING AND
                                                           TRANSPORT         RECOVERY          OTHER             TOTAL
                                                           ---------         --------          -----             -----

          Net revenues from external customers              $ 19,705           16,669              -            36,374
          Cost of revenue, including depreciation             15,263           11,573              -            26,836
          Income from operations                               2,871            2,509        (1,274)             4,106


         NINE MONTHS ENDED SEPTEMBER 30, 1999
         ------------------------------------
                                                                            TOWING AND
                                                           TRANSPORT         RECOVERY          OTHER             TOTAL
                                                           ---------         --------          -----             -----

         Net revenues from external customers              $ 115,108           73,977              -           189,085
          Cost of revenue, including depreciation             88,842           57,892              -           146,734
          Income from operations                              13,137            4,636        (9,531)             8,242

         NINE MONTHS ENDED SEPTEMBER 30, 1998
         ------------------------------------
                                                                            TOWING AND
                                                           TRANSPORT         RECOVERY          OTHER             TOTAL
                                                           ---------         --------          -----             -----

          Net revenues from external customers               $ 25,160           19,682              -            44,842
         Cost of revenue, including depreciation              18,926           13,725              -            32,651
         Income from operations                                4,011            2,822        (2,400)             4,433


         The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals.


                                                                                               THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
         RECONCILIATION OF INCOME (LOSS) BEFORE INCOME TAXES:                                 1999               1998
                                                                                              ----               ----

              Total profit from reportable segments                                      $   2,458              5,380
              Unallocated amounts:
                    Interest expense, net                                                   (3,350)              (274)
                    Other selling, general and
                       administrative costs                                                 (4,101)            (1,274)
                    Other income (expense)                                                      (7)                61
                                                                                        -----------         ----------
              Income (loss) before income taxes                                           $ (5,000)             3,893
                                                                                           ========         ==========


                           UNITED ROAD SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)



                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
         RECONCILIATION OF INCOME BEFORE INCOME TAXES:                                        1999               1998
                                                                                              ----               ----

              Total profit from reportable segments                                      $  17,773              6,833
              Unallocated amounts:
                  Interest income (expense), net                                            (7,972)               89
                  Other selling, general and
                      administrative costs                                                  (9,531)            (2,400)
                  Other expenses, net                                                         (137)              (112)
                                                                                          ---------        -----------
              Income before income taxes                                                 $     133              4,410
                                                                                          ==========       ===========



(7) ACQUISITIONS

         On May 6, 1998, the Company acquired the seven businesses referred to as the Founding Companies. Between May 7, 1998 and September 30, 1999, the Company acquired 49 other businesses for aggregate consideration (excluding assumed indebtedness) of approximately $111.0 million in cash and 5,001,895 shares of Common Stock with a recorded value of $81.4 million. The acquired companies are located throughout the United States, with the majority located in the Western region of the country. These companies are engaged in the business of motor vehicle and equipment towing, recovery and transport services. The acquisitions have been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the assets acquired, including certain direct costs associated with the acquisitions, of $224.3 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

         The following unaudited pro forma financial information presents the combined results of operations of the Company as if all the acquisitions that were completed through September 30, 1999 had occurred as of January 1, 1998, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, agreed-upon reductions in salaries and bonuses to former owners/shareholders and related income tax effects. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had a single entity operated during such periods.




                                                      NINE MONTHS ENDED            YEAR ENDED
                                                     SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                                     ------------------         -----------------

Net revenue                                             $   204,224                  283,278
                                                          =========                 ========
Net  income (loss)                                      $      (450)                  15,179
                                                          ==========                ========
Basic net income (loss) per share                       $     (0.03)                    0.89
                                                          ==========                ========
Diluted net income (loss) per share                     $     (0.03)                    0.85
                                                          ==========                ========




ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report.

CAUTIONARY STATEMENTS

      From time to time, in written reports and oral statements, management may discuss its expectations regarding United Road Services, Inc.'s future performance. These "forward-looking statements" are based on currently available competitive, financial and economic data and management's operating plans and involve risks and uncertainties that could render actual results materially different from management's expectations. Such risks and uncertainties include, without limitation, general economic conditions, changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training and recordkeeping and workplace safety, the loss of significant customers and contracts, risks related to the Company's ability to integrate acquired companies, changes in the general level of demand for towing and transport services, price changes in response to competitive factors, seasonal and event-driven variations in the demand for towing and transport services, the availability of capital to fund operations, including expenditures for new equipment, and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (the "Risk Factors"). All statements herein that are not statements of historical fact are forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that those expectations will prove to have been correct. Certain other important factors that could cause actual results to differ materially from management's expectations ("Cautionary Statements") are disclosed in this report. All written forward-looking statements by or attributable to management in this report are expressly qualified in their entirety by the Risk Factors and the Cautionary Statements. Investors must recognize that events could turn out to be significantly different from what management currently expects.

OVERVIEW

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

      In the case of law enforcement and private impound towing, payment is obtained either from the owner of the impounded vehicle when the owner claims the vehicle or from the proceeds of lien sales, scrap sales or auctions. With respect to other operations, customers are billed upon completion of services provided, with payment generally due within 30 days. Revenue is recognized as follows: towing and recovery revenue is recognized at the completion of each engagement; transport revenue is recognized upon the delivery of the vehicle or equipment to its final destination; revenue from lien sales or auctions is recognized when title to the vehicle has been transferred; and revenue from scrap Expenses related to the generation of revenue are recognized as incurred.

      At the time of its initial public offering in May 1998, the Company acquired the seven Founding Companies. Between May 7, 1998 and December 31, 1998, the Company acquired a total of 34 additional towing, recovery and transport businesses. Between January 1, 1999 and September 30, 1999, the Company acquired 15 additional towing, recovery and transport businesses.

RESULTS OF OPERATIONS

      For the three months and nine months ended September 30, 1999, the Company's results of operations were derived from 22 transport businesses and 34 towing and recovery businesses acquired prior to September 30, 1999. For the three months and nine months ended September 30, 1998, the Company's results of operations were derived from four transport businesses and eight towing and recovery businesses acquired prior to September 30, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

      The following tables set forth selected statement of operations data by segment and for the Company as a whole, as well as such data as a percentage of net revenue, for the periods indicated:


                                           Three months ended September 30, 1999
                                                 (Dollars in thousands)

                                          Transport             Towing and Recovery               Total
                              -------------------------      -------------------------        ------------------
Net revenue                      $38,437       100.0  %        $25,713         100.0  %       $64,150     100.0%
Cost of revenue, including
     depreciation                 31,585        82.2            21,201          82.5           52,786      82.3
Amortization of goodwill             791         2.1               657           2.5            1,472       2.3
Selling, general and
  administrative expenses          4,202        10.9             3,256          12.7           10,397      16.2
Special charges                        -           -                 -             -            1,138       1.8
                               ------------------------      --------------------------      ------------------
Income (loss) from operations   $   1,859        4.8  %       $     599          2.3  %         (1,643)   (2.6)
                             ==========================      ==========================
       Interest expense, net                                                                    3,350       5.2
       Other expenses, net                                                                          7         -
                                                                                             ------------------
Loss before income taxes                                                                      (5,000)     (7.8)
       Income tax benefit                                                                       1,313     (2.0)
                                                                                             ------------------
Net loss                                                                                      $(3,687)    (5.8)   %
                                                                                             ======================



                                          Three months ended September 30, 1998
                                                 (Dollars in thousands)

                                          Transport             Towing and Recovery               Total
                              -------------------------      -------------------------        ------------------

Net revenue                      $19,705       100.0  %        $16,669         100.0  %       $36,374     100.0%
Cost of revenue, including
   depreciation                   15,263        77.5            11,573          69.4           26,836      73.8
Amortization of goodwill             244         1.2               446           2.7              694       1.9
Selling, general and
   administrative expenses         1,327         6.7             2,141          12.8            4,738      13.0
Special charges                        -           -                 -             -                -         -
                               ------------------------      --------------------------      ------------------
Income from operations         $   2,871        14.6  %      $   2,509          15.1  %         4,106      11.3
                               ========================      ==========================
       Interest expense, net                                                                      274       0.8
       Other income, net                                                                         (61)     (0.2)
                                                                                             ------------------
Income before income taxes                                                                      3,893      10.7
       Income tax expense                                                                       1,923       5.3
                                                                                             ------------------
Net income                                                                                    $ 1,970       5.4   %
                                                                                             ======================


      Net Revenue. Net revenue increased $27.8 million, or 76.4%, from $36.4 million for the three-month period ended September 30, 1998 to $64.2 million for the three-month period ended September 30, 1999. Of the net revenue for the three-month period ended September 30, 1999, 59.9% related to transport services and 41.1% related to towing and recovery services. Transport net revenue increased $18.7 million, or 94.9%, from $19.7 million for the three-month period ended September 30, 1998 to $38.4 million for the three-month period ended September 30, 1999, and towing and recovery net revenue increased $9.0 million, or 53.9%, from $16.7 million for the three-month period ended September 30, 1998 to $25.7 million for the three-month period ended September 30, 1999. The increase in revenue was largely due to the inclusion of revenue from companies acquired in the last quarter of 1998 and the first three quarters of 1999, offset in part by the negative impact of annual new car model changeovers on transport revenues.

      Cost of Revenue. Cost of revenue, including depreciation, increased $26.0 million, or 97.0%, from $26.8 million for the three-month period ended September 30, 1998 to $52.8 million for the three-month period ended September 30, 1999. Transport cost of revenue increased $16.3 million, or 106.5%, from $15.3 million for the three-month period ended September 30, 1998 to $31.6 million for the three-month period ended September 30, 1999, and towing and recovery cost of revenue increased $9.6 million, or 82.8%, from $11.6 million for the three-month period ended September 30, 1998 to $21.2 million for the three-month period ended September 30, 1999. The increase in cost of revenue was primarily due to the increase in size of the Company's operations, and an overall increase in miscellaneous vehicular expenses, and wage and insurance costs during 1999.

      Amortization of Goodwill. Amortization of goodwill increased $778,000 from $694,000 for the three-month period ended September 30, 1998 to $1.5 million for the three-month period ended September 30, 1999. This increase in goodwill amortization was the result of higher intangible asset balances resulting from the acquisitions described above. The excess purchase price over the fair value of the assets acquired, including direct costs associated with the acquisitions, was $138.4 million at September 30, 1998 and 224.3 million at September 30, 1999.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $5.7 million, or 121.3%, from $4.7 million for the three-month period ended September 30, 1998 to $10.4 million for the three-month period ended September 30, 1999. Transport selling, general and administrative expenses increased $2.9 million, or 223.1%, from $1.3 million for the three-month period ended September 30, 1998 to $4.2 million for the three-month period ended September 30, 1999, and towing and recovery selling, general and administrative expenses increased $1.2 million, or 57.1%, from $2.1 million for the three-month period ended September 30, 1998 to $3.3 million for the three-month period ended September 30, 1999. The increase in selling, general and administrative expenses was primarily due to costs associated with the acquisitions described above and costs associated with integrating and managing the acquired companies, an overall increase in wage expense primarily in the transport segment, increased bad debt expense, and increased computer expense in both the transport, and towing and recovery business segments.

      Special Charges. The Company recorded a special charge in September 1999 of $1.1 million relating to its strategic decision not to pursue its acquisition program in the near term. This charge consisted of professional fees and compensation contractually required to be paid in connection with the termination of acquisition consultants.

      Interest Expense. Interest expense increased $3.1 million, from $274,000, for the three-months period ended September 30, 1998 to $3.3 million for the three-months period ended September 30, 1999. This increase was related to higher levels of debt incurred to finance the acquisitions described above, and a charge of $624,000 in the three-month period ended September 30, 1999 relating to the termination of the Company's $225.0 million credit agreement.

      Income Tax Expense. Income tax decreased $3.2 million from an income tax expense of $1.9 million for the three-months period ended September 30, 1998 to an income tax benefit of $1.3 million for the three-months period ended September 30, 1999. The decrease in income tax expense was largely due to the net loss generated by the Company in the third quarter of 1999. The resulting effective tax rate was a result of the decrease in earnings and the non-deductibility of a portion of the Company's goodwill.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

      The following tables set forth selected statement of operations data, and such data as a percentage of net revenue for the segment indicated:


                                          Nine months ended September 30, 1999
                                                 (Dollars in thousands)

                                          Transport             Towing and Recovery               Total
                              -------------------------      -------------------------        ------------------

Net revenue                     $115,108       100.0  %        $73,977         100.0  %      $189,085     100.0%
Cost of revenue, including
      depreciation                88,842        77.2            57,892          78.3          146,734      77.6
Amortization of goodwill           2,309         2.0             1,885           2.5            4,266       2.3
Selling, general and
   administrative expenses        10,820         9.4             9,564          12.9           27,503      14.5
Special charges                        -           -                 -             -            2,340       1.2
                               ------------------------      --------------------------      ------------------
Income from Operations         $   13,137       11.4  %      $   4,636           6.3  %         8,242       4.4
                               ========================      ==========================
       Interest expense, net                                                                    7,972       4.2
       Other expenses, net                                                                        137       0.1
                                                                                             ------------------
Income before income taxes                                                                        133       0.1
       Income tax expense                                                                       1,340       0.7
                                                                                             ------------------
Net loss                                                                                     $  (1,207)         (0.6%
                                                                                             ========================






                                          Nine months ended September 30, 1998
                                                 (Dollars in thousands)

                                          Transport             Towing and Recovery               Total
                              -------------------------      -------------------------        ------------------

Net revenue                      $25,160       100.0  %        $19,682         100.0  %       $44,842     100.0%
Cost of revenue, including
      depreciation                18,926        75.2            13,725          69.7           32,651      72.8
Amortization of goodwill             349         1.4               530           2.7              883       2.0
Selling, general and
   administrative expenses         1,874         7.5             2,605          13.3            6,875      15.3
Special charge                         -           -                 -             -                -         -
                               ------------------------      --------------------------      ------------------
Income from Operations         $   4,011        15.9  %      $   2,822          14.3  %         4,433       9.9
                               ========================      ==========================
       Interest income, net                                                                      (89)     (0.2)
       Other expenses, net                                                                        112       0.3
                                                                                             ------------------
Income before income taxes                                                                      4,410       9.8
       Income tax expense                                                                       2,215       4.9
                                                                                             ------------------
Net income                                                                                   $  2,195       4.9   %
                                                                                             ======================


      Net Revenue. Net revenue increased $144.3 million, or 322.1%, from $44.8 million for the nine-month period ended September 30, 1998 to $189.1 million for the nine-month period ended September 30, 1999. Of the net revenue for the nine-month period ended September 30, 1999, 60.9% related to transport services and 39.1% related to towing and recovery services. Transport net revenue increased $89.9 million, or 356.7%, from $25.2 million for the nine-month period ended September 30, 1998 to $115.1 million for the nine-month period ended September 30, 1999, and towing and recovery net revenue increased $54.3 million, or 275.6%, from $19.7 million for the nine-month period ended September 30, 1998 to $74.0 million for the nine-month period ended September 30, 1999. The increase in revenue was largely due to the inclusion of revenue from companies acquired in the last quarter of 1998 and the three quarters of 1999, offset in part by the negative impact of annual new car model changeovers on transport revenues.


      Cost of Revenue. Cost of revenue, including depreciation, increased $114.0 million, or 348.6%, from $32.7 million for the nine-month period ended September 30, 1998 to $146.7 million for to the nine-month period ended September 30, 1999. Transport cost of revenue increased $69.9 million, or 214.4%, from $18.9 million for the nine-month period ended $88.8 million for to the nine-month period ended September 30, 1999, and towing and recovery cost of revenue increased $44.2 million, or 332.6%, from $13.7 million for the nine-month period ended September 30, 1998 to $57.9 million for to the nine-month period ended September 30, 1999. The increase in cost of revenue was primarily due to the increase in size of the Company's operations and an overall increase in miscellaneous vehicular expense and wage costs during 1999.

      Amortization of Goodwill. Amortization of goodwill increased $3.3 million from $883,000 for the nine-month period ended September 30, 1998 to $4.3 million for the nine-month period ended September 30, 1999. This increase in goodwill amortization was the result of higher intangible asset balances resulting from the acquisitions described above. The excess purchase price over the fair value of the assets acquired, including direct costs associated with the acquisitions, was $138.4 million at September 30, 1998 and $224.3 million at September 30, 1999.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $20.6 million, or 298.5%, from $6.9 million for the nine-month period ended September 30, 1998 to $27.5 million for the nine-month period ended September 30, 1999. Transport selling, general and administrative expenses increased $8.9 million, or 468.4%, from $1.9 million for the nine-month period ended September 30, 1998 to $10.8 million for the nine-month period ended September 30, 1999, and towing and recovery selling, general and administrative expenses increased $7.0 million, or 269.2%, from $2.6 million for the nine-month period ended September 30, 1998 to $9.6 million for the nine-month period ended September 30, 1999. The increase in selling, general and administrative expenses was primarily due to costs associated with the acquisitions described above and costs associated with integrating and managing the acquired companies, an increase in bad debt expense and computer expense in both the transport, and towing and recovery business segments.

      Special Charges. The Company recorded a special charge of $1.8 million for the nine-months period ended September 30, 1999, consisting of $1.2 million relating to its strategic decision not to pursue its acquisition program in the near term. This charge consisted of professional fees and compensation contractually obligated to be paid in connection with the termination of certain acquisition consultants, and $735,000 associated with the resignation of the Company's former Chairman and Chief Executive Officer in June of 1999.

      Interest Expense. Interest expense increased $8.1 million, from interest income of $89,000 for the nine-months period ended September 30, 1998 to interest expense of $8.0 million for the nine-months period ended September 30, 1999. This increase was related to higher levels of debt incurred to finance the acquisitions described above and a charge of $624,000 in the nine-month period ended September 30, 1999 relating to the termination of the Company's $225.0 million credit agreement.

      Income Tax Expense. Income tax decreased $900,000, or 40.9%, from $2.2 million for the nine-months period ended September 30, 1998 to $1.3 million for the nine-months period ended September 30, 1999. The decrease in income tax was largely due to the taxable income generated by the Company during 1999, along with the utilization of tax credits for software development and tax deductions for computer conversion costs.


LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1999, the Company had approximately:

      o     $3.4 million of cash and cash equivalents,

      o     a working capital deficit of approximately $31.0 million, and

      o $130.4 million of outstanding indebtedness, excluding current installments.

      During the nine months period ended September 30, 1999, the Company generated $11.0 million of cash from operations. Cash provided by operations was reduced by a net increase in receivables of $6.1 million and a net decrease in accounts payable of $2.6 million, offset by depreciation of $6.5 million and amortization of goodwill of $4.3 million. During the nine months period ended September 30, 1999, the Company used $57.0 million of cash in investing activities ($32.0 million of which related to acquisitions of businesses and $17.7 million of which related to deposits and purchases associated with new vehicles and equipment), and generated $46.0 million of cash through financing activities. Financing activities consisted of payments on long-term debt and capital lease obligations assumed in acquisitions of $14.9 million and payments of deferred financing costs of $2.1 million, offset by proceeds from the issuance to Charter URS, LLC ("Charterhouse") of $31.5 million aggregate principal amount of the Company's 8% convertible subordinated debentures due 2008 (the "Debentures") and a net increase in borrowings under the Company's credit facility of $21.9 million.

      As of September 30, 1999, the Company had a credit facility (the "Credit Facility") with a group of banks that had an aggregate borrowing limit of $90.0 million on a revolving basis. Approximately $54.2 million, including letters of credit of $3.5 million, was outstanding under the Credit Facility as of September 30, 1999. The Credit Facility terminates in October 2001, at which time all outstanding indebtedness will be due. Borrowings under the Credit Facility bear interest, at the Company's option, at a base rate (which is equal to the greater of (i) the federal funds rate plus 0.5% and (ii) Bank of America's reference rate), plus an applicable margin. On June 14, 1999, the Company and the banks signed an agreement in principle to expand the Credit Facility to $225.0 million to provide financing for future acquisitions. This agreement was terminated on September 24, 1999 when it was determined that there would likely be a significant decline in the Company's acquisition activity in the near term.

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

      As of September 30, 1999, the Company was in violation of the covenants in the Credit Facility relating to minimum consolidated net income and the ratio of net income plus interest, tax and rental expense (EBITR) to interest expense plus rental expense. In November 1999, the Company received a temporary waiver of these defaults through February 29, 2000 (at which time there will be an immediate event of default and, absent a further waiver or amendment, all amounts due thereunder will be subject to acceleration at the banks' discretion). Based upon discussions with the banks, the Company does not expect the banks to accelerate repayment of outstanding balances under the Credit Facility. However, pending resolution of this matter and as required by generally accepted accounting principles, outstanding borrowings under the Credit Facility have been classified as a current liability in the Company's September 30, 1999 condensed consolidated balance sheet. In connection with the November 1999 waiver, the Credit Facility was amended to strengthen certain financial covenants and to accommodate and acknowledge the Company's recent management changes, including approval of the new chief executive officer. The Company and the banks also agreed to decrease the commitment amount of the Credit Facility to $65.0 million and to decrease the amount available for borrowing to $58.0 million through December 31, 1999 and $55.0 million after January 1, 2000.

      In connection with the Credit Facility, the Company issued to Bank of America a warrant to purchase 117,789 shares of Common Stock at an exercise price of $13.00 per share, subject to adjustment as provided in the Warrant Agreement. The warrant expires on June 16, 2003.

      On November 19, 1998, the Company entered into a Purchase Agreement with Charterhouse providing for the issuance to Charterhouse of up to $75.0 million aggregate principal amount of Debentures. The Debentures are convertible into Common Stock at any time, at Charterhouse's option, at an initial exercise price of $15.00 per share, subject to adjustment as provided in the Purchase Agreement. The conversion price exceeded the fair market value of the Common Stock on the date of execution of the Purchase Agreement. Following five years after the date of first issuance, the Debentures are redeemable at the Company's option at 100% of their principal amount if the average closing price of the Company's Common Stock exceeds 150% of the conversion price over a thirty day period. The Company issued $43.5 million aggregate principal amount of Debentures to Charterhouse at a first closing on December 7, 1998. The Company issued the remaining $31.5 million aggregate principal amount of Debentures to Charterhouse at a second closing on March 16, 1999. The Debentures bear interest at a rate of 8% annually, payable in kind for the first five years following issuance, and thereafter either in kind or in cash, at the Company's discretion. During the nine month period ending

September 30, 1999, the Company expensed $4.3 million in interest expense and deferred financing fees related to the Debentures. Pursuant to the Purchase Agreement, the Company paid Charterhouse a fee of 1% of the principal amount of the Debentures issued at each closing. The Company also agreed to pay certain fees and expenses incurred by Charterhouse in connection with the transaction. Any acceleration of amounts outstanding under the Credit Facility would constitute a default under the Debentures.

      From inception of the Company through September 30, 1999, approximately $10.1 million had been spent to develop and install the Company's integrated financial and information systems. Although it is expected that the Company will need to upgrade and expand these systems in the future, the Company cannot currently quantify the amount that will be spent to do so.

      The Company spent $16.0 million on purchases of vehicles and equipment (including $6.2 million spent in connection with installation of information systems) during the nine month period ended September 30, 1999. Other than expenditures relating to the information systems, these expenditures were primarily for transport and towing and recovery vehicles. During the nine month period ended September 30, 1999, the Company made expenditures of $3.0 million on towing and recovery vehicles and $6.7 million on transport vehicles. These expenditures were financed primarily with cash flow from operations and debt. During the first quarter of 1999, the Company committed to purchase up to 100 transport vehicles, for delivery at various times through the year 2000, and in connection therewith made a deposit of approximately $1.6 million to the vehicle manufacturer. The Company's ability to take delivery of these vehicles will depend upon the availability of sufficient capital.

      During the period from January 1, 1999 to September 30, 1999, the Company acquired 15 businesses using a combination of Common Stock and cash. The total number of shares issued in connection with these acquisitions was 2,083,287 with a recorded fair value of $32.8 million. The cash portion of these acquisitions was funded through proceeds from operations and long-term borrowings.

      As of September 30, 1999, the Company had cash on hand of approximately $3.4 million. The Company is in the process of implementing programs to decrease operating and administrative costs and to reduce receivable balances and expedite billing for services rendered. While there can be no assurance, management expects that these initiatives will serve to strengthen the Company's cash position. In the meantime the Company believes that it will be able to fund its ongoing near-term liquidity needs through cash flow from operations, as long as it does not experience significant decreases in revenues or increases in costs. In the event the Company is unable to fund its ongoing liquidity needs from cash flow from operations, it will be required to secure alternative sources of capital. There can be no assurance that additional capital will be available to the Company on satisfactory terms or at all.

SEASONALITY

      The Company may experience significant fluctuations in its quarterly operating results due to seasonal and other variations in the demand for towing, recovery and transport services. Specifically, the demand for towing and recovery services is generally highest in extreme weather, such as heat, cold, rain and snow. Although the demand for automobile transport tends to be strongest in the months with the mildest weather, since inclement weather tends to slow the delivery of vehicles, the demand for automobile transport is also a function of the timing and volume of lease originations, new car model changeovers, dealer inventories and new and used auto sales.

GENERAL ECONOMIC CONDITIONS AND INFLATION

      The Company's future operating results may be adversely affected by (i) changes in general economic conditions, (ii) changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training and recordkeeping and workplace safety, (iii) the loss of significant customers or contracts, (iv) risks related to the Company's ability to integrate acquired companies,(v) changes in the general level of demand for towing and transport services, (vi) price changes in response to competitive factors, (vii) event-driven variations in the demand for towing and transport services and
(viii) availability of capital to fund operations, including expenditures for new equipment. Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.

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

THE COMPANY'S STATE OF READINESS

      In early 1999, the Company implemented an enterprise-wide Year 2000 readiness project consisting of five phases: assessment and impact analysis, test planning, testing, remediation and contingency planning.

      In the assessment and impact analysis phase, the Company identified certain systems, equipment and applications, including embedded systems and other "non-information technology" that are utilized in its towing and transport operations, or in its finance, payroll and administration departments and that are necessary to operate its business without disruption (the "Mission Critical Systems"). These Mission Critical Systems include servers, desktop and notebook computers, data and voice communications equipment, peripherals, network and desktop operating systems (collectively "IT Infrastructure"), desktop application suites, payroll and financial software, towing and transportation applications and interfaces with the Company's financial systems. The Company also identified certain other hardware and software, operating systems, relationships and services utilized by the Company and its various divisions that are not necessarily mission critical but are material to the Company's day-to-day operations ("Important Functions").

      The Company has distributed Year 2000 questionnaires to its significant suppliers, customers, service providers and other business partners, in order to attempt to assess the Year 2000 readiness of these entities and the possible impact on the Company's operations if these entities were to experience Year 2000 problems. The Company has not yet received responses from over half of its suppliers, customers service providers and other partners. While the Company intends to continue to pursue such responses throughout the remainder of 1999, there can be no assurance that responses from these third parties will be forthcoming.

      With respect to its Mission Critical Systems and Important Functions, the Company has, with the assistance of its outside Year 2000 consultant, pursued a combination of internal and external testing, website confirmations and third party readiness statements and certifications to determine whether such systems and functions are Year 2000 compliant.

     Based upon such testing, confirmations, statements and certifications, the Company believes that its Mission Critical Systems and Important Functions are Year 2000 compliant in all material respects, with the following exceptions:

o Approximately 12 of the Company's transport and towing and recovery divisions (representing approximately 25% of the Company's revenues for the nine months period ended September 30, 1999) are in the process of remediating their existing operational applications in order to achieve Year 2000 compliance. All of such remediation is scheduled to be completed in November 1999. If these operational applications are not remediated prior to year end, the Company expects to implement a manual contingency plan at these divisions, which generally consists of manual dispatch, invoicing and collection.

o The Company has received website confirmation that its centralized accounting software is Year 2000 compliant. The Company plans to confirm the Year 2000 compliance of this software through internal testing based upon a test plan provided by its outside Year 2000 consultant. This testing is expected to take place during November 1999. If this software is determined not to be Year 2000 compliant and cannot be remediated prior to year end, the Company expects to implement a manual contingency plan with respect to its centralized accounting functions.

o A significant number of the Company's transport and towing and recovery divisions employ a widely used desktop application suite that requires an upgrade in order to function properly in the Year 2000. Although there can be no assurance that the third party developer will ensure Year 2000 compliance of this desktop application suite, the Company expects that appropriate upgrades will be installed at all sites prior to December 31, 1999.

CONTINGENCY PLANNING

     The Company is in the process of developing and testing manual contingency plans for its mission critical functions. Although there can be no assurance, the Company believes it can perform all mission critical functions manually, although not as efficiently. In the event that any of the Company's Important Functions will not be Year 2000 ready by December 31, 1999, the Company will identify, consider, and determine appropriate alternatives. The Company expects that any such contingency plans will be implemented during the fourth quarter of 1999.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     From January 1, 1999 through September 30, 1999, the Company incurred costs of approximately $6.2 million to develop and install its information systems described above. Because the majority of these systems were identified and selected during the latter half of 1998, management was able to take Year 2000 readiness into account in selecting hardware and software technologies that would meet the Company's objectives. As a result, the Company has not incurred, and does not expect to incur, material costs to upgrade or replace its information systems to address Year 2000 issues. While management cannot estimate with certainty the amount that will be required to achieve Year 2000 compliance for all of its systems and procedures, the Company currently expects to incur up to $300,000 of consulting fees and other costs associated with its Year 2000 readiness project during the remainder of 1999.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

     Installation, testing or remediation of the Company's information and operating systems may not be completed at all of its locations before December 31, 1999. In addition, there can be no assurance that the Company's systems, when installed or remediated, will function properly in the Year 2000, or that vendors and other service providers associated with such systems will be able to correct any problems in a timely fashion. If the Company's information and operating systems do not function properly in the Year 2000, the Company will be required to perform all critical functions on a manual basis. Any resulting inefficiency could have a material adverse effect on the Company's business, financial condition and results of operations.

     Because the Company has not yet received responses to its Year 2000 questionnaires from all of its business partners, it is uncertain as to whether all of its business partners will be Year 2000 ready before December 31, 1999. While management is unable to predict the impact that Year 2000 problems at vendors, customers or financial institutions may have on the Company, it intends to continue to address Year 2000 issues with its business partners, and will implement contingency plans to the extent necessary.

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

              PART II       OTHER INFORMATION
                            -----------------

ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

       On September 30, 1999, the Company issued approximately $1.6 million aggregate principal amount of the Company's 8% Convertible Subordinated Debentures due 2008 (the "Debentures") to Charter URS LLC ("Charterhouse"), which represented the quarterly payment-in-kind interest payment due with respect to $77.7 million aggregate principal amount of Debentures previously issued to Charterhouse.

      The sale of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipient of the securities was an accredited investor and represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the certificate issued in such transaction.


ITEM 3        DEFAULTS UPON SENIOR SECURITIES

      As of September 30, 1999, the Company was in violation of the covenants in its credit facility relating to minimum consolidated net income and the ratio of EBITR to interest expense plus rental expense. In November 1999, the Company received a temporary waiver of these defaults through February 29, 2000 (at which time there will be an immediate event of default and, absent a further waiver or amendment, all amounts due thereunder will be subject to acceleration at the banks' discretion). Based upon discussions with the banks, the Company does not expect the banks to accelerate repayment of outstanding balances under the Credit Facility. However, pending resolution of this matter, and as required by generally accepted accounting principles, outstanding borrowings under the Credit Facility have been classified as a current liability in the Company's September 30, 1999 condensed consolidated balance sheet. In connection with the November 1999 waiver, the Credit Facility was amended to strengthen certain financial covenants and to accommodate and acknowledge the Company's recent management changes, including approval of the new chief executive officer. The Company and the banks also agreed to decrease the commitment amount of the Credit Facility to $65.0 million and to decrease the amount available for borrowing to $58.0 million through December 31, 1999 and $55.0 million after January 1, 2000.


ITEM 5        OTHER EVENTS

      On October 11, 1999, the Company appointed Gerald R. Riordan as its new Chief Executive Officer and a member of its Board of Directors. In addition, Richard A. Molyneux assumed the position of Chairman of the Board of Directors following the resignation from the Board of Donald F. Moorehead, Jr., the previous Chairman, for personal reasons. Edward T. Sheehan also resigned from the Company's Board of Directors during the third quarter of 1999.


ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

      10.1 Executive Employment Agreement, dated as of October 11, 1999, between Gerald R. Riordan and United Road Services, Inc.

      10.2 Amended and Restated Executive Employment Agreement, dated as of September 8, 1999, between Donald J. Marr and United Road Services, Inc.

      10.3 Termination Agreement dated as of September 24, 1999 among United Road Services, Inc., various financial institutions and Bank of America National Trust and Savings Association.

      10.4 Second Amendment dated as of November 12, 1999 to Amended and Restated Credit Agreement dated as of November 2, 1998 among United Road Services, Inc., various financial institutions and Bank of America, N.A. (f/k/a Bank of America National Trust and Savings Association), as Agent.

      11.1        Statement of Computation of Earnings per Share.

      27.1        Financial Data Schedule.


(B) REPORTS ON FORM 8-K

      The Company filed the following report on Form 8-K during the quarterly period ended September 30, 1999:

      Current Report on Form 8-K, dated October 12, 1999 and filed October 20, 1999, to report under Item 5 that the Company had appointed Gerald R. Riordan as its new Chief Executive Officer and a member of its Board of Directors and that Richard A. Molyneux had assumed the position of Chairman of the Company's Board of Directors following the resignation from the Board of Donald F. Moorehead, Jr., for personal reasons. The Company also reported the termination of its previously announced $225.0 million senior secured credit facility, the retention of a management consulting firm and an anticipated loss for the third quarter of 1999.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   UNITED ROAD SERVICES, INC.
                                                           REGISTRANT


Date: November 15, 1999                       /s/   Gerald R. Riordan
                                              -----------------------
                                                    Chief Executive Officer

                                              /s/   Donald J. Marr
                                                    Donald J. Marr
                                                    Chief Financial Officer

                                                                   EXHIBIT INDEX

NUMBER            DESCRIPTION OF DOCUMENT
------            -----------------------

    10.1 Executive Employment Agreement, dated as of October 11, 1999, between Gerald R. Riordan and United Road Services, Inc.

    10.2 Amended and Restated Executive Employment Agreement, dated as of September 8 1999, between Donald J. Marr and United Road Services, Inc.

    10.3 Termination Agreement dated as of September 24, 1999 among United Road Services, Inc., various financial institutions and Bank of America National Trust and Savings Association.

    10.4 Second Amendment dated as of November 12, 1999 to Amended and Restated Credit Agreement dated as of November 2, 1998 among United Road Services, Inc., various financial institutions and Bank of America, N.A. (f/k/a Bank of America National Trust and Savings Association), as Agent.

    11.1          Statement of Computation of Earnings per Share.

    27.1          Financial Data Schedule.