Form 10-K
period 1999-12-31
UNITED ROAD SERVICES INC
filed 2000-04-14
CIK 1056562

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

                               ----------------
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
  For the fiscal year ended December 31, 1999
                                       OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
   1934
  For the transition period from      to

                       Commission file number: 000-24010

                               ----------------

                           UNITED ROAD SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                               ----------------

                                                       94-3278455
                Delaware                  (I.R.S. Employer Identification No.)
    (State or other jurisdiction of

     incorporation or organization)

                                                         12205
         17 Computer Drive West                        (Zip Code)
            Albany, New York
    (Address of principal executive
                offices)

              Registrant's telephone number, including area code:
                                 (518) 446-0140

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:
                                     None.
          Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, par value $.001 per share (the "Common Stock")

                               ----------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 22, 2000 was $24,991,495 million.*

   The following documents are incorporated into this Form 10-K by reference:

     None.

   As of March 22, 2000, 17,851,649 shares of the registrant's Common Stock were outstanding.
--------
* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for the purposes of this computation.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. Business

General

   United Road Services, Inc. (the "Company") is a national provider of automobile transport services and a regional provider of motor vehicle and equipment towing and recovery services. At the time of the Company's initial public offering in May 1998, the Company acquired seven businesses (the "Founding Companies"), three of which provide transport services and four of which provide towing and recovery services. Between May 6, 1998 and December 31, 1998, the Company acquired a total of 34 additional businesses, consisting of 25 towing and recovery businesses and nine transport businesses. Between January 1, 1999 and May 5, 1999, the Company acquired a total of 15 additional businesses consisting of five towing and recovery businesses and ten transport businesses. The Company has not completed any acquisitions since May 5, 1999.

   As of December 31, 1999, the Company operated a network of 26 towing and recovery service divisions and 17 transport divisions in a total of 22 states. During 1999, approximately 60.9% of the Company's net revenue was derived from the provision of transport services and approximately 39.1% of its net revenue was derived from the provision of towing and recovery services. Further information with respect to these segments of the Company's business may be found in note 14 to the Company's Consolidated Financial Statements included elsewhere herein.

   The Company provides transport services for new and used vehicles throughout the United States. The Company derives revenue from transport services according to pre-set rates based on mileage or negotiated flat rates. The Company's transport customers include commercial entities, such as automobile leasing companies, insurance companies, automobile manufacturers, automobile auction companies and automobile dealers, and individual motorists.

   The Company offers a broad range of towing and recovery services in its local markets, including towing, impounding and storing motor vehicles, conducting lien sales and auctions of abandoned vehicles, towing heavy equipment and recovering and towing heavy-duty commercial and recreational vehicles. The Company derives revenue from towing and recovery services based on distance, time or fixed charges and from related impounding and storage fees. If impounded vehicles are not claimed by their owners within prescribed time periods, the Company is entitled to be paid from the proceeds of lien sales, scrap sales or auctions. The Company's towing and recovery customers include commercial entities, such as automobile leasing companies, insurance companies, automobile dealers, repair shops and fleet operators, municipalities, law enforcement agencies such as police, sheriff and highway patrol departments, and individual motorists.

Industry Background

   The Company believes that most of the motor vehicle and equipment towing, recovery and transport businesses in the United States are small, local and owner-operated, with limited access to capital for modernization and expansion and limited ability to service large customers and contracts. The Company believes that demand for towing, recovery and transport services has been impacted by the following factors: an increase in the number and average age of registered vehicles, which increases demand for all types of towing, recovery and transport services; a rise in government mandates (and increased enforcement of such mandates) against unlicensed or uninsured drivers and unregistered vehicles, which results in higher demand for towing and impounding services; the growing popularity of leasing (which, according to the National Automobile Dealers Association, has risen from 5% of all new auto sales in 1985 to 33% in 1998), which increases demand for transport services to move off-lease vehicles to auctions and dealers for sale; the increasing mobility of the United States workforce, which increases demand for automobile transport in connection with career-related moves; and rising new and used auto sales, which increases demand for automobile transport generally.

Strategy

   The Company was formed in July 1997 to become a leading national provider of motor vehicle and equipment towing, recovery and transport services in the United States. Initially, a key component of the Company's growth strategy was to enter new geographic markets and expand within its existing geographic markets principally through the acquisition of towing, recovery and transport businesses located in strategic markets throughout the United States. Between May 6, 1998 and May 5, 1999, the Company acquired 56 towing, recovery and transport businesses in various locations throughout the United States.

   During 1999, the Company experienced a significant decline in the market price of its common stock. As a result, its ability to complete acquisitions using its common stock as currency in a manner that was not dilutive to current stockholders was adversely affected. During the third quarter of 1999, the Company made the strategic decision not to pursue its acquisition program in the near term in order to allow the Company to focus primarily on integrating and profitably operating the 56 businesses it had acquired within its first year of operations. The goal of the Company's revised business strategy is to improve the operational efficiency and profitability of its existing businesses in order to build a stable platform for future growth, which may or may not include additional acquisitions. The Company's ability to complete acquisitions in the future will depend, to a great degree, upon its success in implementing operational improvements and the availability of capital.

   Key elements of the Company's revised business strategy include the following:

     Provide High Quality Service. The Company believes that timely, professional and dependable service is the primary generator of repeat towing, recovery and transport service business. The Company intends to continue to utilize proven practices throughout its operations in areas such as dispatching technology, driver training and professionalism, preventive maintenance and safety. Through these practices, the Company intends to continue to offer high quality service to all of its customers.

     Expand Scope of Services and Customer Base. The Company believes that its size and other resources will permit it to attract customers and contracts that require greater towing, recovery, transport and storage capabilities than those possessed by local owner-operators. The Company intends to utilize its geographic diversity to pursue additional business from new and existing customers that operate on a regional or national basis, such as automobile manufacturers, leasing companies, insurance companies and automobile auction companies. The Company also plans to continue to explore ways to increase asset utilization in order to generate additional revenue from existing and new customers.

     Improve Operating Performance and Profitability. A central component of the Company's strategy is to improve the profitability of its existing businesses through improvements in its management structure, cost reductions and reductions in receivables balances. The Company has recently enacted programs to decrease certain operating and administrative costs, including initiatives to reduce wage and benefits expenses and information systems costs. The Company also intends to continue to use its size, national scope and purchasing power to seek cost savings from national vendors in areas such as fuel, tires, parts, telecommunications and lodging.

Recent Developments

   On April 14, 2000, the Company entered into a definitive agreement providing for the issuance and sale to Blue Truck Acquisition LLC, a Delaware limited liability company affiliated with KPS Special Situations Fund, L.P. ("KPS") of shares of the Company's Series A Participating Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") for an aggregate purchase price of $25.0 million (the "KPS Transaction"). Consummation of the sale of Series A Preferred Stock to KPS is subject to a number of conditions, including approval of the Company's stockholders and a refinancing or replacement of the Company's existing credit facility providing for at least $25.0 million of available borrowings in addition to the amounts currently outstanding under the credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Management Changes and Corporate Restructuring

   On June 21, 1999, Edward T. Sheehan, then Chairman and Chief Executive Officer of the Company, resigned as Chief Executive Officer of the Company and the Board of Directors commenced a search for his replacement. On October 11, 1999, Gerald R. Riordan was hired to replace Mr. Sheehan as Chief Executive Officer.

   In December 1999, the Company reorganized its management structure and established separate operating units for its towing and recovery and transport businesses. The business units are led by separate presidents, each of whom reports directly to the Company's Chief Executive Officer. The Company believes that the new management structure will allow each president to focus on the unique opportunities and challenges of their respective businesses. Each of the business units are or will be grouped geographically into regions, with the regional managers reporting directly to the president of each division. By making the regional managers directly responsible for the performance of the businesses in their region, the Company intends to improve the management and operational efficiency of its individual businesses.

   In connection with this reorganization, Allan D. Pass, then President and Chief Operating Officer of the Company, and Robert J. Adams, Jr., then Senior Vice President and Chief Acquisition Officer of the Company, resigned from their positions as officers of the Company effective as of December 15, 1999. In January 2000, the Company appointed Michael A. Wysocki to serve as President of the Company's Transport Division, and Harold W. Borhauer to serve as President of the Company's Towing and Recovery Division.

Operations and Services Provided

 Transport

   The Company provides new and used automobile transport services for a wide range of commercial customers. With respect to new automobiles, transport services typically begin with a telephone call or other communication from an automobile manufacturer or dealer requesting the transportation of a specified number of vehicles between specified locations. A large percentage of the Company's used automobile transport business derives from automobile auctions, where an on-site Company representative negotiates with individual dealers and auction representatives to transport vehicles to and from the auction. In each case, the dispatcher or auction sales representative records the relevant information, checks the location and status of the Company's vehicle fleet and assigns the job to a particular vehicle. The automobiles are then collected and transported to the requested destination or an intermediate location for pick up by another Company vehicle.

   The Company provides new and used automobile transport to leasing companies, automobile manufacturers, automobile dealers, automobile auction companies, insurance companies, brokers and individuals. The Company typically provides services as needed by a customer and charges the customer according to pre-set rates based on mileage or negotiated flat rates. The Company transports large numbers of new vehicles for automobile manufacturers from ports and railheads to individual dealers pursuant to contracts. During the year ended December 31, 1999, one such customer, General Motors Corporation, represented approximately 11% of the Company's total consolidated net revenue. The loss of this customer could have a material adverse effect on the Company's business, financial condition and results of operations if the Company were not able to replace the lost revenue with revenue from other sources. The Company's contracts with vehicle manufacturers typically have terms of three years or less and may be terminated at any time for material breach. Upon expiration of the initial term, the manufacturer may renew the contract on a year-to-year basis if it is satisfied with the Company's performance. Otherwise a new contract is awarded pursuant to competitive bidding. In addition, the Company transports large numbers of used vehicles from automobile auctions (where off-lease vehicles are sold) to individual dealers. The Company also provides transport services for dealers who transfer new cars from one region to another and local collection and delivery support to long-haul automobile transporters. These services are typically not subject to contracts.

 Towing and Recovery

   The Company provides a broad range of towing and recovery services for a diverse group of commercial, government and individual customers. Towing and recovery services typically begin with a telephone call requesting assistance. The call may come from a law enforcement officer, a commercial fleet dispatcher, a private business or an individual. The dispatcher records the relevant information regarding the vehicle or equipment to be towed or recovered, checks the location and status of the Company's vehicle fleet (typically using a computerized positioning system) and assigns the job to a particular vehicle. The vehicle or equipment is then collected and towed to one of several locations, depending on the nature of the customer.

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

Competition

   The market for towing, recovery and transport services is extremely competitive. Competition is based primarily on quality, service, timeliness, price and geographic proximity. The Company competes with certain large transport companies on a national and regional basis and with certain large towing and recovery companies on a regional and local basis, some of which may have greater financial and marketing resources than the Company. The Company also competes with thousands of smaller local companies, which may have lower overhead cost structures than the Company and may, therefore, be able to provide their services at lower rates than the Company. The Company believes that it is able to compete effectively because of its commitment to high quality service, geographic scope, broad range of services offered, experienced management and operational economies of scale.

Sales and Marketing

   The Company's sales and marketing strategy is to expand market penetration through strategically oriented direct sales techniques. The Company currently focuses its sales and marketing efforts on large governmental and commercial accounts, including automobile manufacturers, leasing companies, insurance companies and governmental entities, with the goal of fostering long-term relationships with these customers.

Dispatch and Information Systems

   Prior to their acquisition by the Company, each of the businesses acquired operated a local dispatch system and assigned individual towing, recovery and transport vehicles to particular service calls, in some cases through the use of computerized positioning systems to identify and track vehicle location and status ("Legacy Systems").

   In its first year of operations, the Company developed a proprietary National Transportation Management System ("TMS") in an effort to maximize truck utilization through centralized national dispatching. This system was also designed to perform integrated order entry, load composition, invoicing, payroll and other administrative functions. Initially, the Company planned to install TMS at substantially all of its transport divisions. In its first year of operations, the Company also planned to install a standardized towing and recovery operating system at all of its towing and recovery locations. This system was designed to perform order entry, dispatch, impound vehicle inventory, lien processing and other administrative functions. The Company has experienced unexpected performance difficulties, delays and costs in implementing its common operating systems. As of December 31, 1999, TMS had been installed at seven of the Company's transport locations and the standardized towing and recovery operating system had been installed at four of the Company's towing and recovery locations. The Company is currently in the process of re-evaluating its information systems needs, including whether TMS or the standardized towing and recovery operating system should be installed at additional locations where such installation is feasible. Pending completion of this analysis, those divisions that have not installed the common operating systems continue to utilize their existing Legacy Systems.

   The Company's accounting and financial reporting activities are centralized at its headquarters in Albany, New York. The Company anticipates that it will need to upgrade and expand its information systems on an ongoing basis as it re-evaluates its needs and expands its operations. Any such upgrade will be subject to the availability of additional capital.

Government Regulation and Environmental Matters

   Towing, recovery and transport services are subject to various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety. The Company's vehicles and facilities are subject to periodic inspection by the United States Department of Transportation and similar state and local agencies. The Company's failure to comply with such laws and regulations could subject the Company to substantial fines and could lead to the closure of operations that are not in compliance. Companies providing towing, recovery and transport services are required to have numerous federal, state and local licenses and permits. Failure by the Company to obtain or maintain such licenses and permits could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company's operations are subject to a number of federal, state and local laws and regulations relating to the storage of petroleum products, hazardous materials and impounded vehicles, as well as safety regulations relating to the upkeep and maintenance of the Company's vehicles. In particular, the Company's operations are subject to federal, state and local laws and regulations governing leakage from salvage vehicles, waste disposal, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. The Company believes that it is in substantial compliance with all such laws and regulations. The Company does not currently expect to spend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. It is possible that an environmental claim could be made against the Company or that the Company could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under federal or state environmental law. If the Company is subject to such a claim or is so identified, the Company may incur substantial investigation, legal and remediation costs. Such costs could have a material adverse effect on the Company's business, financial condition and results of operations.

Seasonality

   The demand for towing, recovery and transport services is subject to seasonal and other variations. Specifically, the demand for towing and recovery services is generally highest in extreme or inclement weather, such as heat, cold, rain and snow. Although the demand for automobile transport tends to be strongest in the months with the mildest weather, since extreme or inclement weather tends to slow the delivery of vehicles, the demand for automobile transport is also a function of the timing and volume of lease originations, new car model changeovers, dealer inventories, and new and used auto sales.

Employees

   As of December 31, 1999, the Company had approximately 2,300 employees, leases an additional 223 employees and used approximately 350 independent contractors. The Company believes that it has a satisfactory relationship with its employees. None of the Company's employees are currently members of unions.

Factors Influencing Future Results and Accuracy of Forward-Looking Statements

   In the normal course of its business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or other actions taken or to be taken by the Company, including the impact of such plans, strategies or actions on the Company's results of operations or components thereof, projected or anticipated benefits from operational changes, acquisitions or dispositions made or to be made by the Company, or projections involving anticipated revenues, costs, earnings, or other aspects of the Company's results of operations. The words "expect," "believe," "anticipate," "project," "estimate," "intend," and similar expressions, and their opposites, are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. As noted elsewhere in this Report, all phases of the Company's operations are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

   The following discussion outlines certain factors that could affect the Company's consolidated results of operations for 2000 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company:

 Limited Combined Operating History; Risks of Integrating Acquired Companies

   The Company conducted no operations and generated no net revenue prior to its initial public offering in May 1998. At the time of its initial public offering, the Company purchased the seven Founding Companies. Between May 6, 1998 and May 5, 1999, the Company acquired a total of 49 additional businesses (the "Acquired Companies"). Prior to their acquisition by the Company, such companies were operated as independent entities. During 1999, the Company experienced performance difficulties associated with the integration and consolidation of certain of its operating divisions. There can be no assurance that the Company will be able to successfully integrate the operations of its acquired businesses or that it will be able to put it in place the necessary management, systems and procedures (including accounting and financial reporting systems) to operate the combined enterprise on a profitable basis.

 Risks Related to Revised Business Strategy

   A key element of the Company's revised business strategy is to increase the revenue and improve the profitability of the companies it has acquired. The Company intends to enhance its revenue by increasing asset utilization, deploying new equipment and drivers and expanding both the scope of services the Company offers and its customer base. The Company's ability to increase revenue will be affected by various factors, including the availability of capital to invest in new equipment, the demand for towing, recovery and transport services, the level of competition in the industry, and the Company's ability to attract and retain a sufficient number of qualified personnel.

   The Company intends to improve its profitability by various means, including eliminating duplicative operating costs and overhead, decreasing administrative, systems and other costs and capitalizing on its enhanced purchasing power. The Company's ability to improve profitability will be affected by various factors, including unexpected increases in operating or administrative costs, the Company's ability to benefit from the elimination of redundant operations and the strength of the Company's management on a national, regional and local level. Many of these factors are beyond the Company's control. There can be no assurance that the Company will be successful in increasing revenue or improving its profitability.

 Availability of Capital

   The Company's ability to execute its revised business strategy will depend to a great extent on the availability of capital. Beginning in the fourth quarter of 1999, the Company began to experience a significant decrease in its cash flow from operations. The Company currently believes that it will be able to fund its working capital needs through cash flow from operations at least until January 1, 2001, as long as it does not experience significant decreases in revenues or increases in costs. In the event the Company is unable to fund its near-term working capital needs from cash flow from operations, it will be required to secure alternative sources of capital through issuances of debt or equity securities or sales of assets. There can be no assurance that additional capital will be available to the Company on satisfactory terms or at all.

   While the Company currently expects that its cash flow from operations will be sufficient to fund its near-term working capital needs as long as it does not experience significant decreases in revenues or increases in costs, the current level of cash flow from operations is not expected to be sufficient to fund the Company's medium or long-term working capital needs or its growth strategy. Thus, in order to be able to successfully implement its revised business strategy, it will be necessary for the Company to raise additional capital, through issuances of debt or equity securities, additional bank debt or sales of assets, which may not be possible on satisfactory terms, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

   During 1999, the Company violated certain financial covenants in its credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In return for temporary waivers of these defaults, the Company and its banks agreed to reduce the amount available for borrowing under the credit facility to $55.0 million, of which approximately $54.0 million, including letters of credit of $3.4 million, was outstanding as of December 31, 1999. These temporary waivers are currently scheduled to expire on April 28, 2000, at which time there will be an immediate event of default and, absent a further waiver or amendment, all amounts outstanding under the credit facility will be subject to acceleration at the banks' discretion. Consequently, the total amount outstanding under the revolving credit facility at December 31, 1999 has been classified as a current liability. As a result of this reclassification, the audit report on the Company's consolidated financial statements includes a paragraph that states that the excess of current liabilities over current assets raises substantial doubt about the Company's ability to continue as a going concern. If the credit facility banks elect to accelerate, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. If the banks were to accelerate repayment of amounts due under the credit facility, it would cause a default under the Company's 8% Convertible Subordinated Debentures due 2008 (the "Debentures") issued to Charter URS, LLC, an affiliate of Charterhouse Group International, Inc. ("Charterhouse"). In the event of a default under the Debentures, Charterhouse could accelerate repayment of all amounts outstanding under the Debentures, subject to the credit facility banks' priority. In such event, repayment of the Charterhouse Debentures would be required only if the credit facility was paid in full or the banks under the credit facility granted their express prior written consent.

   The Company's existing credit facility matures on October 31, 2001. The Company's ability to refinance the credit facility upon maturity will depend to a great degree on improved operating performance, particularly with respect to the Company's cash flow to interest coverage ratio. If the Company cannot successfully refinance the credit facility upon maturity, it will be required to raise capital through the issuance of additional debt or equity securities or sales of assets in order to meet its repayment obligations under the credit facility.

   The Company currently has a negative net tangible book value. Accordingly, based upon the current market price of the Common stock, if the Company were required to issue additional equity securities at this time, such issuance would result in immediate and substantial dilution in net tangible book value to existing investors.

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

 Information Systems

   The Company's original information systems strategy contemplated the installation of common operating systems at all of its towing and recovery locations and substantially all of its transport locations. The Company has encountered unexpected performance difficulties, delays and costs in implementing such systems. The Company is currently re-evaluating its information systems needs, including whether these common operating systems should be installed at additional transport and towing and recovery locations where such installation is feasible. Pending completion of such analysis, those divisions that have not installed the common operating systems continue to utilize their existing Legacy Systems. The Company anticipates that it will need to upgrade and expand its information systems on an ongoing basis as it re-evaluates its needs and expands its operations. Any update or expansion of these systems will be subject to the Company's ability to obtain additional capital, which may not be available on terms acceptable to the Company, or at all. Any damage to or failure of any of the Company's information systems that causes significant interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations.

 Dependence on Customer Relationships and Contracts

   The Company provides transport services to automobile manufacturers and other commercial customers under contracts, which typically have terms of three years or less and may be terminated at any time for material breach. Upon expiration of the initial term of these contracts, the manufacturer typically may renew the contract on a year-to-year basis if it is satisfied with the Company's performance. Otherwise, a new contract is awarded pursuant to competitive bidding. During the year ended December 31, 1999, one of the Company's transport customers, General Motors Corporation, represented approximately 11% of the Company's total consolidated net revenue. The loss of this customer could have a material adverse effect on the Company's business, financial condition and results of operations if the Company were not able to replace the lost revenue with revenue from other sources. The Company also provides towing and recovery services to certain municipalities and a number of law enforcement agencies under contracts. These towing and recovery contracts typically have terms of five years or less, may be terminated at any time for material breach, and in some cases are subject to competitive bidding upon expiration. It is possible that some or all of these transport or towing and recovery contracts may not be renewed upon expiration or may be renewed on terms less favorable to the Company. It is also possible that at some future time more of the Company's customers may implement a competitive bidding process for the award of transport or towing and recovery contracts. The Company has no formal contract with a large number of its customers, and it is possible that one or more customers could elect, at any time, to stop utilizing the Company's services.

 Regulation

   Towing, recovery and transport services are subject to various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety. The Company's vehicles and facilities are subject to periodic inspection by the United States Department of Transportation and similar state and local agencies. The Company's failure to comply with these laws and regulations could subject it to substantial fines and could lead to the closure of operations that are not in compliance. Companies providing towing, recovery and transport services are required to have numerous federal, state and local licenses and permits. The Company's failure to obtain or maintain such licenses and permits could have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Potential Liabilities Associated with Acquired Businesses

   The businesses that the Company has acquired could have liabilities that the Company did not discover during its pre-acquisition due diligence investigations. Such liabilities may include, but are not limited to, liabilities arising from environmental contamination or non-compliance by prior owners with environmental laws or regulatory requirements. As a successor owner or operator, the Company may be responsible for such liabilities. The businesses the Company acquires generally handle and store petroleum and other hazardous substances at their facilities. There may have been or there may be releases of these hazardous substances into the soil or groundwater which the Company may be required under federal, state or local law to investigate and clean up. Any such liabilities or related investigations or clean-ups could have a material adverse effect on the Company's business, financial condition and results of operations.

 Labor Relations

   Although currently none of the Company's employees are members of unions, it is possible that some employees could unionize in the future. If the Company's employees were to unionize, the Company could incur higher ongoing labor costs and could experience a significant disruption of its operations in the event of a strike or other work stoppage. Any of these possibilities could have a material adverse effect on the Company's business, financial condition and results of operations.

 Liability and Insurance

   From time to time, the Company is subject to various claims relating to its operations, including (i) claims for personal injury or death caused by accidents involving the Company's vehicles and service personnel; (ii) worker's compensation claims and (iii) other employment related claims. Although the Company maintains insurance (subject to deductibles), such insurance may not cover certain types of claims, such as claims under specified dollar thresholds or claims for punitive damages or for damages arising from intentional misconduct (which are often alleged in third-party lawsuits). In the future, the Company may not be able to maintain adequate levels of insurance on reasonable terms. In addition, it is possible that existing or future claims may exceed the level of the Company's insurance or that the Company may not have sufficient capital available to pay any uninsured claims.

 Quarterly Fluctuations of Operating Results

   The Company has experienced, and may continue to experience, significant fluctuations in quarterly operating results due to a number of factors. These factors could include: (i) the availability of capital to fund operations, including expenditures for new and replacement equipment; (ii) the Company's success in improving operating efficiency and profitability, and in integrating its acquired businesses; (iii) the loss of significant customers or contracts;
(iv) the timing of expenditures for new equipment and the disposition of used equipment; (v) price changes in response to competitive factors; (vi) seasonal and other variations in the demand for towing, recovery and transport services;
(vii) changes in applicable regulations, including but not limited to various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety; and (viii) general economic conditions. As a result, operating results for any one quarter should not be relied upon as an indication or guarantee of performance in future quarters.

 Seasonality

   The demand for towing, recovery and transport services is subject to seasonal and other variations. Specifically, the demand for towing and recovery services is generally highest in extreme or inclement weather, such as heat, cold, rain and snow. Although the demand for automobile transport tends to be strongest in the months with the mildest weather, since extreme or inclement weather tends to slow the delivery of vehicles, the demand for automobile transport is also a function of the timing and volume of lease originations, new car model changeovers, dealer inventories and new and used auto sales.

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

   The timely, professional and dependable service demanded by towing, recovery and transport customers requires an adequate supply of skilled dispatchers, drivers and support personnel. Accordingly, the Company's success will depend on its ability to employ, train and retain the personnel necessary to meet its service requirements. From time to time, and in particular areas, there are shortages of skilled personnel. In the future, the Company may not be able to maintain an adequate skilled labor force necessary to operate efficiently, the Company's labor expenses may increase as a result of a shortage in supply of skilled personnel, or the Company may have to curtail its growth as a result of labor shortages.

 Management of Growth

   The Company's revised business strategy is to increase its profitability and expand its operations through internal growth. The Company's systems, procedures and controls may not be adequate to support its operations as they expand. Any substantial future growth may impose significant added responsibilities on members of the Company's senior management, including the need to recruit and integrate new senior level managers and executives. The Company may not be able to successfully recruit and retain such additional management. The Company's failure to manage its growth effectively or its inability to attract and retain additional qualified management could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. Properties

   As of December 31, 1999, the Company operated 43 divisions consisting of 92 facilities located in 22 states. These facilities consisted of 60 facilities used to garage, repair and maintain towing and recovery vehicles, impound and store towed vehicles, conduct lien sales and auctions and house administrative and dispatch operations for the Company's towing and recovery operations, and 32 facilities used as marshalling sites and to garage, repair and maintain transport vehicles and house administrative and dispatch operations for the Company's transport operations. All of the Company's facilities are leased from other parties. As of December 31, 1999, the Company's headquarters consisted of approximately 14,100 square feet of leased space in Albany, New York.

   As of December 31, 1999, the Company operated a fleet of approximately 870 towing and recovery vehicles and approximately 1,330 transport vehicles, which the Company believes are generally well-maintained and adequate for its current operations.

ITEM 3. Legal Proceedings

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

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's Common Stock began trading on the Nasdaq National Market on May 1, 1998 under the symbol "URSI." The table below sets forth the high and low sale prices for the Common Stock on the Nasdaq National Market for the periods indicated:

   1998                                                        High    Low
   ----                                                        ----    ----
   Second Quarter (beginning May 1)........................... $19     $15 1/8
   Third Quarter..............................................  26       9 1/2
   Fourth Quarter.............................................  19 1/4   5 3/4
   1999                                                        High    Low
   ----                                                        ----    ----
   First Quarter.............................................. $19 1/2 $ 4 1/4
   Second Quarter.............................................   8       4 9/16
   Third Quarter..............................................   5 1/8   2 1/2
   Fourth Quarter.............................................   3 5/8   1

   As of March 22, 2000, there were approximately 169 record holders of the Company's Common Stock.

   The Company has never paid any cash dividends on its Common Stock and intends to retain its earnings to finance the development of its business for the foreseeable future. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, the Company's financial condition, restrictions in financing agreements and other factors deemed relevant by the Company's Board of Directors. The payment of dividends by the Company is restricted by the Company's credit facility and the Purchase Agreement (the "Charterhouse Purchase Agreement") pursuant to which the Company issued $75.0 million aggregate principal amount of Debentures to Charterhouse.

Sale of Unregistered Securities

   On December 31, 1999, the Company issued approximately $1.6 million aggregate principal amount of Debentures to Charterhouse, which represented the quarterly payment-in-kind interest payment due with respect to $79.3 million aggregate principal amount of Debentures previously issued to Charterhouse.

   The sale of the securities listed above was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipient of the securities was an accredited investor and represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the certificate issued in such transaction.

ITEM 6. Selected Financial Data

   The Company purchased the seven Founding Companies simultaneously with its initial public offering in May 1998. Between May 6, 1998 and May 5, 1999, the Company purchased a total of 49 additional businesses. The following selected consolidated financial data as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1999 and 1998, and the period from July 25, 1997 (inception) to December 31, 1997, have been taken from the consolidated financial statements of the Company. For financial statement presentation purposes, Northland Auto Transporters, Inc. and Northland Fleet Leasing, Inc., ("Northland"), one of the Founding Companies, has been designated as the Company's predecessor entity. The following selected historical financial data for Northland as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 have been derived from the audited financial statements of Northland.

   The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the related notes included elsewhere in this Report.

                                                                     Period From
                                                                    July 25, 1997
                             Year Ended          Year Ended        (inception) to
                          December 31, 1999   December 31, 1998   December 31, 1997
                          -----------------   -----------------   -----------------
                           (Dollars in thousands, except per share amounts and
                                               share data)
Consolidated statement
 of operations data--
 United Road Services,
 Inc.:

Net revenue.............   $      255,112      $       87,919      $          --
Cost of revenue.........          202,588              64,765                 --
                           --------------      --------------      --------------
Gross profit............           52,524              23,154                 --
Selling, general and
 administrative
 expenses(1)............           42,139              12,428                 174
Goodwill amortization...            5,439               1,745                 --
Impairment charge(2)....           28,281                 --                  --
                           --------------      --------------      --------------
Income (loss) from
 operations.............          (23,335)              8,981                (174)
Interest income
 (expense) and other,
 net(3).................          (11,523)             (1,086)                --
                           --------------      --------------      --------------
Income (loss) before
 income taxes...........          (34,858)              7,895                (174)
Income tax expense
 (benefit)..............           (5,158)              3,503                 --
                           --------------      --------------      --------------
Net income (loss).......   $      (29,700)     $        4,392      $         (174)
                           ==============      ==============      ==============
Basic net income (loss)
 per share                 $        (1.75)     $         0.43      $        (0.08)
                           ==============      ==============      ==============
Diluted net income
 (loss) per share.......   $        (1.75)     $         0.42      $        (0.08)
                           ==============      ==============      ==============
Shares used in computing
 basic net income (loss)
 per share..............       16,933,114          10,221,810           2,055,300
                           ==============      ==============      ==============
Shares used in computing
 diluted net income
 (loss) per share.......       16,933,114(4)       10,389,903(5)        2,055,300(5)
                           ==============      ==============      ==============
                                             At December 31,
                          ---------------------------------------------------------
                                1999                1998                1997
                          -----------------   -----------------   -----------------
                                             (In thousands)
Balance sheet data--
 United Road Services,
 Inc.:
Working capital
 (deficit)(6)...........   $      (34,208)     $        9,330      $         (104)
Total assets............          322,445             248,732                  50
Long-term obligations,
 excluding current
 installments...........           82,758              65,255                 --
Stockholders' equity
 (deficit)..............          166,413             163,766                (104)
                                        Years Ended December 31,
                          ---------------------------------------------------------
                                1997                1996                1995
                          -----------------   -----------------   -----------------
                                             (In thousands)
Historical statement of
 operations data--
 Northland:
Net revenue.............   $       10,159      $        6,353      $        4,671
Operating income
 (loss).................            1,438                 346                 324
Other expense, net......              (49)                --                  (18)
Net income..............            1,054                 346                 275

                                                          At December 31,
                                                      -----------------------
                                                       1997    1996    1995
                                                      ------- ------- -------
                                                          (In thousands)
Historical balance sheet data--Northland:
Working Capital...................................... $   399 $   235 $   375
Total assets.........................................   5,465   3,268   2,653
Long-term obligations, excluding current
 installments........................................   1,074     331     257
Stockholders' equity.................................   3,045   1,991   1,645

--------
(1) During the year ended December 31, 1999, the Company recorded special charges of $1.1 million related to the strategic decision not to pursue its acquisition program in the near term and $1.7 million in severance expense relating to the departure of senior members of management.
(2) During the year ended December 31, 1999, the Company recorded non-cash impairment charges of $6.6 million and $21.7 million related to the value of its long-lived assets and recoverability of goodwill, respectively.
(3) During the year ended December 31, 1999, the Company recorded, within interest expense, $624,000 related to the termination of a $225.0 million revolving credit agreement and $405,000 related to the decrease in borrowing capacity under its current revolving credit facility.
(4) Represents actual weighted average shares outstanding. The effect of options, warrants, shares withheld in connection with acquisitions or 1999 earn-out shares payable to the former owners of the Founding Companies and one other acquired company have been excluded, as the effect would be anti-dilutive.
(5) Represents actual weighted average outstanding shares, adjusted for any incremental effect of options, warrants, shares withheld in connection with acquisitions and 1998 earn-out shares payable to the former owners of the Founding Companies and one other acquired company.
(6) On March 29, 2000, the Company entered into a letter agreement related to its revolving credit facility which waived, through April 28, 2000, the Company's non-compliance with certain financial covenants and provides that, upon the expiration of the waiver, unless a new waiver or amendment has been entered into, an immediate event of default shall exist under the credit facility. The credit facility is then subject to acceleration at any time. Consequently, the Company has classified its liability under the credit facility of $50,650 as a current liability at December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report.

Cautionary Statements

   From time to time, in written reports and oral statements, management may discuss its expectations regarding United Road Services, Inc.'s future performance. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or other actions taken or to be taken by the Company, including the impact of such plans, strategies or actions on the Company's results of operations or components thereof, projected or anticipated benefits from operational changes, acquisitions or dispositions made or to be made by the Company, or projections, involving anticipated revenues, costs, earnings or other aspects of the Company's results of operations. The words "expect," "believe," "anticipate," "project," "estimate," "intend" and similar expressions, and their opposites, are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance but rather are based on currently available competitive, financial and economic data and management's operating plans. These forward-looking statements involve risks and uncertainties that could render actual results materially different from management's expectations. Such risks and uncertainties include, without limitation, the availability of capital to fund operations, including expenditures for new equipment, risks related to the Company's limited operating history, risks related to the Company's ability to successfully implement its revised business strategy, the loss of significant customers and contracts, changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety, risks related to the Company's ability to integrate acquired companies, risks related to the adequacy, functionality, sufficiency and cost of the Company's information systems, potential exposure to environmental and other unknown or contingent liabilities, risks associated with the Company's labor relations, changes in the general level of demand for towing, recovery and transport services, price changes in response to competitive factors, seasonal and other variations in the demand for towing, recovery and transport services, general economic conditions, and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (the "Risk Factors"). All statements herein that are not statements of historical fact are forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that those expectations will prove to have been correct. Certain other important factors that could cause actual results to differ materially from management's expectations ("Cautionary Statements") are disclosed in this Report. All written forward-looking statements by or attributable to management in this Report are expressly qualified in their entirety by the Risk Factors and the Cautionary Statements. Investors must recognize that events could turn out to be significantly different from what management currently expects.

Overview

   The Company offers a broad range of towing, recovery and transport services. These services include: towing, impounding and storing motor vehicles; conducting lien sales and auctions of abandoned vehicles; recovering heavy-duty commercial and recreational vehicles; towing heavy equipment; and transporting new and used vehicles. The Company's customers include commercial entities, such as automobile leasing companies, insurance companies, automobile auction companies, automobile dealers, repair shops and fleet operators; law enforcement agencies such as police, sheriff and highway patrol departments; and individual motorists.

   The Company derives revenue from towing, recovery and transport services based on distance, time or fixed charges and from related impounding and storage fees. If an impounded vehicle is not claimed within a period prescribed by law (typically between 30 and 90 days), the Company initiates and completes lien proceedings and the vehicle is sold at auction or to a scrap metal facility, depending on the value of the vehicle. Depending on the jurisdiction, the Company may either keep all the proceeds from the vehicle sales, or keep the proceeds up to the amount of the towing and storage fees and pay the remainder to the municipality or law enforcement agency. Services are provided in some cases under contracts with towing, recovery and transport customers. In other cases, services are provided to towing, recovery and transport customers without a long-term contract. The prices charged for towing and storage of impounded vehicles for municipalities or law enforcement agencies are limited by contractual provisions or local regulation.

   In the case of law enforcement and private impound towing, payment is obtained either from the owner of the impounded vehicle when the owner claims the vehicle or from the proceeds of lien sales, scrap sales or auctions. In the case of the Company's other operations, customers are billed upon completion of services provided, with payment generally due within 30 days. Revenue is recognized as follows: towing and recovery revenue is recognized at the completion of each engagement; transport revenue is recognized upon the delivery of the vehicle or equipment to its final destination; revenue from lien sales or auctions is recognized when title to the vehicle has been transferred; and revenue from scrap sales is recognized when the scrap metal is sold. Expenses related to the generation of revenue are recognized as incurred.

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

   At the time of its initial public offering in May 1998, the Company acquired the seven Founding Companies. Between May 6, 1998 and May 5, 1999, the Company acquired a total of 49 additional motor vehicle and equipment towing, recovery and transport service businesses. During the third quarter of 1999, the Company made the strategic decision not to pursue its acquisition program in the near term in order to allow the Company to focus primarily on integrating and profitably operating the 56 businesses it had acquired within its first year of operations. The goal of the Company's revised business strategy is to improve the operational efficiency and profitability of its existing businesses in order to build a stable platform for future growth, which may or may not include additional acquisitions. Key elements of the Company's revised business strategy include providing high quality service, expanding the Company's scope of services and customer base and improving operating performance and profitability. The Company has not completed any acquisitions since May 5, 1999. The Company's ability to complete acquisitions in the future will depend, to a great degree, upon its success in implementing operational improvements and the availability of capital.

   Management's discussion and analysis addresses the Company's historical results of operations and financial condition as shown in its consolidated financial statements for the years ended December 31, 1999 and 1998 and the period from July 25, 1997 (inception) through December 31, 1997. The historical results for each of the years ended December 31, 1999 and 1998 include the results of all businesses acquired prior to December 31 of the relevant year from their respective dates of acquisition.

   If all of the companies acquired since inception were to be included in the Company's pro forma results of operations as if these acquisitions had occurred on January 1, 1998, net revenue, net income (loss) and basic and diluted net income (loss) per share for the years ended December 31, 1999 and 1998 would have been:

                                               Year ended        Year ended
                                            December 31, 1999 December 31, 1998
                                            ----------------- -----------------
                                                      (In thousands)
   Net revenue.............................     $265,855          $283,278
                                                ========          ========
   Net income (loss).......................     $(29,066)         $ 15,179
                                                ========          ========
   Basic net income (loss) per share.......     $  (1.63)         $   0.89
                                                ========          ========
   Diluted net income (loss) per share.....     $  (1.63)         $   0.85
                                                ========          ========

   This pro forma information assumes that the Company acquired the Founding Companies and the Acquired Companies on January 1, 1998, with certain pro forma adjustments as described elsewhere herein. The pro forma results of operations are not necessarily indicative of the results the Company would have obtained had these businesses been acquired on January 1, 1998 or the Company's future results.

   The owners of certain businesses that the Company has acquired agreed to reductions in their compensation and benefits in connection with such acquisitions. The aggregate amount of such reductions, had they been in effect in 1999 and 1998, would have been $232,000 and $6.6 million, respectively.

   All of the acquisitions completed by the Company to date have been accounted for using the purchase method of accounting. As a result, the amount by which the fair value of the consideration paid exceeds the fair value of the net assets purchased by the Company has been recorded as goodwill. This goodwill will be amortized over its estimated useful life of 40 years as a non-cash charge to operating income.

   In the fourth quarter of 1999, based upon a comprehensive review of the Company's long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 and an analysis of the recoverability of goodwill using a cash flow approach consistent with SFAS No. 121, the Company recorded a $28.3 million impairment of long-lived assets and goodwill.

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

   For the year ended December 31, 1999, the Company's results of operations were derived from 22 transport businesses and 34 towing and recovery businesses acquired prior to December 31, 1999. For the year ended December 31, 1998, the Company's results of operations were derived from 12 transport businesses and 29 towing and recovery businesses acquired prior to December 31, 1998. For the year ended December 31, 1998, the Company's first year of operations, the Company evaluated the performance of its operating segments based on income
(loss) before income taxes. During the year ended December 31, 1999, management determined that a more appropriate measure of the performance of its operating segments may be made through an evaluation of each segment's income (loss) from operations. Accordingly, the Company's selected statement of operations data regarding the Company's reportable segments is presented through income (loss) from operations for the years ended December 31, 1999 and 1998.

   The following tables set forth selected statement of operations data by segment and for the Company as a whole, as well as such data as a percentage of net revenue, for the periods indicated:

                          Year ended December 31, 1999
                             (Dollars in thousands)

                                              Towing and
                              Transport        Recovery           Total
                            --------------  ----------------  ---------------
Net revenue...............  $155,333 100.0% $ 99,779   100.0% $255,112  100.0%
Cost of revenue, including
 depreciation.............   122,774  79.0    79,814    80.0   202,588   79.4
Selling, general and
 administrative expenses
 (1)......................    14,311   9.2    13,783    13.8    42,139   16.5
Amortization of goodwill..     2,914   1.9     2,525     2.5     5,439    2.1
Impairment charge.........    10,053   6.5    18,228    18.3    28,281   11.1
                            -------- -----  --------  ------  --------  -----
Income (loss) from
 operations...............  $  5,281   3.4% $(14,571) (14.6)%  (23,335)  (9.1)
                            ======== =====  ========  ======
Interest expense, net.....                                      11,342    4.4
Other expenses, net.......                                         181    0.1
                                                              --------  -----
Loss before income taxes..                                     (34,858) (13.6)
Income tax benefit........                                      (5,158)  (2.0)
                                                              --------  -----
Net loss..................                                    $(29,700) (11.6)%
                                                              ========  =====

                          Year ended December 31, 1998
                             (Dollars in thousands)

                                                  Towing and
                                    Transport      Recovery         Total
                                  -------------  -------------  -------------
Net revenue...................... $46,908 100.0% $41,011 100.0% $87,919 100.0%
Cost of revenue, including
 depreciation....................  34,955  74.5   29,810  72.7   64,765  73.7
Selling, general and
 administrative expenses (1).....   3,385   7.2    5,432  13.2   12,428  14.1
Amortization of goodwill.........     682   1.5    1,063   2.6    1,745   2.0
                                  ------- -----  ------- -----  ------- -----
Income from operations........... $ 7,886  16.8% $ 4,706  11.5%   8,981  10.2
                                  ======= =====  ======= =====
Interest expense, net............                                   930   1.0
Other expenses, net..............                                   156   0.2
                                                                ------- -----
Income before income taxes.......                                 7,895   9.0
Income tax expense...............                                 3,503   4.0
                                                                ------- -----
Net income.......................                               $ 4,392   5.0%
                                                                ======= =====

--------
(1) Total selling, general and administrative expenses include corporate selling, general and administrative expenses of $14,045 and $3,611 for the years ended December 31, 1999 and 1998, respectively.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Net Revenue. Net revenue increased $167.2 million, or 190.2%, from $87.9 million for the year ended December 31, 1998 to $255.1 million for the year ended December 31, 1999. Of the net revenue for the year ended December 31, 1999, 60.9% related to transport services and 39.1% related to towing and recovery services. Transport net revenue increased $108.4 million, or 231.1%, from $46.9 million for the year ended December 31, 1998 to $155.3 million for the year ended December 31, 1999. The increase in transport net revenue was largely due to the impact of the ten transport businesses acquired during the first half of 1999 and the inclusion of a full year of operating results of the nine transport businesses acquired during 1998 (eight of which were acquired in the second half of 1998). During the year ended December 31, 1999, $103.4 million of the Company's total net revenue was generated from the transport businesses acquired in 1998. The increase in transport net revenue was offset, in part, by weak performance of certain transport businesses subsequent to the Company's consolidation of divisions. Towing and recovery net revenue increased $58.8 million, or 143.3%, from $41.0 million for the year ended December 31, 1998 to $99.8 million for the year ended December 31, 1999. The increase in towing and recovery net revenue was largely due to the impact of the five towing and recovery businesses acquired during the first half of 1999 and the inclusion of a full year of operating results of the 29 towing and recovery businesses acquired during 1998 (22 of which were acquired in the second half of 1998). During the year ended December 31, 1999, $88.3 million of the Company's towing and recovery net revenue was generated from towing and recovery businesses acquired in 1998. The increase in towing and recovery net revenue was offset, in part, by weak performance of certain towing and recovery businesses subsequent to acquisition, which performance was, in some cases also negatively affected by the Company's consolidation of divisions.

   Cost of Revenue. Cost of revenue, including depreciation, increased $137.8 million, or 212.8%, from $64.8 million for the year ended December 31, 1998 to $202.6 million for the year ended December 31, 1999. Transport cost of revenue increased $87.8 million, or 251.2%, from $35.0 million for the year ended December 31, 1998 to $122.8 million for the year ended December 31, 1999. The increase in transport cost of revenue was primarily due to the increase in the size of the Company's transport operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The principal components of the increase in transport cost of revenue consisted of an increase in transport operating labor costs of $31.1 million; an increase in costs of independent contractors, brokers and subcontractors of $22.0 million; an increase in fuel costs of $9.8 million; an increase in vehicle maintenance costs of $6.7 million; and increased depreciation costs of $3.7 million. Towing and recovery cost of revenue increased $50.0 million, or 167.7%, from $29.8 million for the year ended December 31, 1998 to $79.8 million for the year ended December 31, 1999. The increase in towing and recovery cost of revenue was primarily due to the increase in the size of the Company's towing and recovery operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The principal components of the increase in towing and recovery cost of revenue consisted of an increase in towing operating labor costs of $21.8 million; an increase in independent contractor, broker and subcontractor costs of $8.2 million; an increase in abandoned car purchases of $4.8 million; an increase in vehicle maintenance costs of $4.4 million; and an increase in facility and occupancy expenses of $2.7 million.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $29.7 million, or 239.1%, from $12.4 million for the year ended December 31, 1998 to $42.1 million for the year ended December 31, 1999. Transport selling, general and administrative expenses increased $10.9 million, or 322.8%, from $3.4 million for the year ended December 31, 1998 to $14.3 million for the year ended December 31, 1999. The increase in transport selling, general and administrative expenses was primarily due to costs associated with the Company's acquisitions of transport businesses during the first half of 1999, as described above, and costs associated with managing and integrating the acquired companies. The principal components of the increase in the Company's transport selling, general and administrative expenses for the year ended December 31, 1999 as compared to the year ended December 31, 1998, consisted of an increase in wages and benefits expense of $7.3 million; an increase in bad debt expense of $1.5 million; and an increase in computer and telecommunication expenses of $596,000. Towing and recovery selling, general and administrative expenses increased $8.4 million, or 154.6%, from $5.4 million for the year ended December 31, 1998 to $13.8 million for the year ended December 31, 1999. The increase in towing and recovery selling, general and administrative expense was primarily due to costs associated with the Company's acquisitions of towing and recovery businesses during the first half of 1999, as described above, and costs associated with managing and integrating the acquired companies. The principal components of the increase in the Company's towing and recovery selling, general and administrative expenses for the year ended December 31, 1999 as compared to the year ended December 31, 1998, consisted of an increase in wages and benefits expense of $4.8 million; an increase in bad debt expense of $726,000; an increase in office and supplies costs of $488,000; and an increase in computer and telecommunications expenses of $383,000.

   Corporate selling, general and administrative expenses increased $10.4 million, or 289.0%, from $3.6 million for the year ended December 31, 1998 to $14.0 million for the year ended December 31, 1999. The increase in corporate selling, general and administrative expenses was primarily due to costs associated with integrating and managing acquired businesses, and the write-off of costs associated with the termination of certain pending acquisitions and management severance arrangements. The principal components of the increase in corporate selling, general and administrative costs for the year ended December 31, 1999 as compared to the year ended December 31, 1998, consisted of an increase in wages and benefits expense of $2.2 million; an increase in computer and telecommunications expense of $2.1 million; and an increase in professional fees of $1.4 million. Additionally, the Company recorded special charges of $2.8 million for the year ended December 31, 1999. These special charges consisted of $1.1 million for professional fees and compensation contractually required to be paid in connection with the termination of certain acquisition consultants as a result of the Company's strategic decision not to pursue its acquisition program in the near term, and $1.7 million associated with the June 1999 departure of the Company's former Chairman and Chief Executive Officer and the December 1999 departures of the Company's former President and Chief Operating Officer and former Chief Acquisition Officer.

   Amortization of Goodwill. Amortization of goodwill increased $3.7 million, or 211.7%, from $1.7 million for the year ended December 31, 1998 to $5.4 million for the year ended December 31, 1999. This increase in goodwill amortization was the result of higher intangible asset balances resulting from the acquisitions described above. The excess purchase price over the fair value of the assets acquired, including direct costs associated with the acquisitions, was $173.7 million at December 31, 1998 and $235.0 million at December 31, 1999.

   Impairment Charge. Impairment charges were $28.3 million for the year ended December 31, 1999. The impairment charges consisted of a non-cash charge of $21.7 million related to recoverability of goodwill under

Accounting Principles Board ("APB") Opinion No. 17 and a non-cash charge of $6.6 million related to the Company's comprehensive review of its long-lived assets in accordance with SFAS No. 121. The impairment charge recorded under APB Opinion No. 17 included $10.0 million related to the recoverability of goodwill at two of the Company's transport divisions and $11.7 million related to the recovery of goodwill at seven of the Company's towing and recovery divisions. The impairment charge recorded under SFAS No. 121 included impairment expenses of $2.6 million on the recoverability of vehicles and equipment and impairment expenses of $4.0 million on the recoverability of goodwill at six of the Company's towing and recovery divisions (four of which were included in the seven divisions noted above).

   Income (loss) from Operations. Income from operations decreased $32.3 million, from income of $9.0 million for the year ended December 31, 1998 to a loss of $23.3 million for the year ended December 31, 1999. Transport income from operations decreased $2.6 million, or 33.0%, from $7.9 million for the year ended December 31, 1998 to $5.3 million for the year ended December 31, 1999. The decrease in transport income from operations was primarily due to increased labor and vehicle costs associated with transport cost of revenue, increased goodwill amortization, impairment charges and increased administrative wages, bad debt and computer and telecommunication expenses related to the operation of the transport business segment offset, in part, by the increase in the size of the Company's transport operations in the year ended December 31, 1999 as compared to the year ended December 31, 1998. Towing and recovery income from operations decreased $19.3 million, from income of $4.7 million for the year ended December 31, 1998 to a loss of $14.6 million for the year ended December 31, 1999. The decrease in towing and recovery income from operations was primarily due to increased labor, vehicle maintenance and facility expense, increased goodwill amortization, impairment charges and increased administrative wages, bad debt, office and computer and telecommunication expenses offset, in part, by the increase in the size of the Company's towing and recovery operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

   Interest Expense, net. Interest expense increased $9.8 million, from interest expense of $1.6 million for the year ended December 31, 1998 to interest expense of $11.4 million for the year ended December 31, 1999. Interest income decreased $581,000 from interest income of $658,000 for the year ended December 31, 1998 to interest income of $77,000 for the year ended December 31, 1999. The increase in interest expense, net was related to higher levels of debt incurred to finance the acquisitions described above, a decline in offsetting interest income in 1999 as compared to 1998 (1998 interest income included interest income received on cash proceeds from the Company's initial public offering), a charge of $624,000 in the year ended December 31, 1999 relating to the termination of the Company's $225.0 million credit agreement and a charge of $405,000 in the year ended December 31, 1999 relating to the reduction of the commitment amount under the Company's existing revolving credit facility.

   Income Tax Expense (benefit). Income tax expense (benefit) decreased $8.7 million, from an income tax expense of $3.5 million for the year ended December 31, 1998 to an income tax benefit of $5.2 million for the year ended December 31, 1999. The decrease in income tax expense was largely due to the net operating loss generated by the Company during 1999, along with the impairment charge described above, the utilization of tax credits for software development and tax deductions for computer conversion costs.

   Net Income (loss). Net income (loss) decreased $34.1 million, from net income of $4.4 million for the year ended December 31, 1998 to a net loss of $29.7 million for the year ended December 31, 1999. The decrease in net income related to the decrease in income from operations of $32.3 million and increased net interest expense of $10.4 million, offset in part by a decline in income tax effect on pretax earnings of $8.7 million for the year ended December 31, 1999 compared to the year ended December 31, 1998.

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

   Gross profit. Cost of revenue was $64.8 million, or 73.7% of net revenue, for the year ended December 31, 1998, resulting in gross profit of $23.1 million, or 26.3% of net revenue. Transport cost of revenue was $35.0 million, or 74.5% of transport net revenue, for the year ended December 31, 1998, resulting in transport gross profit of $11.9 million. The most significant components of transport cost of revenue consisted of labor, subcontractor/broker costs, fuel, tires and other vehicle service and maintenance costs. Towing and recovery cost of revenue was $29.8 million, or 72.7% of towing and recovery net revenue, for the year ended December 31, 1998, resulting in towing and recovery gross profit of $11.2 million. The most significant components of towing and recovery cost of revenue consisted of labor, subcontractor/broker costs, fuel and preparation for auctions and lien sales.

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

   Income from Operations. Income from operations was $9.0 million, or 10.2% of net revenue, for the year ended December 31, 1998, of which $7.9 million related to transport services and $4.7 million related to towing and recovery services, offset by corporate headquarters selling, general and administrative expenses of $3.6 million.

Historical Results for the Year Ended December 31, 1997

   The Company conducted no operations and generated no net revenue or cost of revenue for the period July 25, 1997 (inception) through December 31, 1997. Selling, general and administrative expenses were $174,000 for this period. No other income (expense) or tax benefit were generated, resulting in a net loss of $174,000 for the period.

Liquidity and Capital Resources

   As of December 31, 1999, the Company had approximately:

  .  $4.1 million of cash and cash equivalents,

  .  a working capital deficit of approximately $34.2 million, and

  . $82.8 million of outstanding indebtedness, excluding current installments.

   During the year ended December 31, 1999, the Company generated $12.5 million of cash from operations. Cash provided by operations was reduced by a net increase in trade receivables of $3.7 million and a net decrease in accounts payable of $2.6 million, offset by an impairment charge of $28.3 million, depreciation of $9.3 million and amortization of goodwill of $5.4 million. During the year ended December 31, 1999, the Company used $56.9 million of cash in investing activities ($36.0 million of which related to acquisitions of businesses and $20.2 million of which related to deposits and purchases associated with new vehicles and equipment), and generated $45.0 million of cash through financing activities. Financing activities consisted of proceeds from the issuance to Charterhouse of $31.5 million aggregate principal amount of Debentures and a net increase in borrowings under the Company's credit facility of $31.9 million, offset in part by payments on long-term debt and capital lease obligations assumed in acquisitions of $15.8 million and payments of deferred financing costs of $2.5 million.

   The Company has a revolving credit facility (the "Credit Facility") with a group of banks that currently has an aggregate commitment amount of $58.0 million. As of December 31, 1999, the amount available for borrowing under the Credit Facility was $55.0 million. Approximately $54.0 million, including letters of credit of $3.4 million, was outstanding under the Credit Facility as of such date. The Credit Facility terminates in October 2001, at which time all outstanding indebtedness will be due. Borrowings under the Credit Facility bear interest at the base rate (which is equal to the greater of (i) the federal funds rate plus 0.5% and (ii) Bank of America's reference rate), plus an applicable margin (resulting in a total interest rate of approximately 9.5% at December 31, 1999). On June 14, 1999, the Company and the banks signed an agreement in principle to expand the Company's credit facility to $225.0 million to provide financing for future acquisitions. This agreement was terminated on September 24, 1999 when it was determined that there would likely be a significant decline in the Company's acquisition activity in the near term.

   Obligations under the Credit Facility are guaranteed by the Company's subsidiaries. The Company's obligations and the obligations of the Company's subsidiaries under the Credit Facility and related guarantees are secured by substantially all of the assets of the Company and its subsidiaries. Under the Credit Facility, the Company must comply with various loan covenants, including maintenance of certain financial ratios, restrictions on additional indebtedness, limits on operating leases, limits on amounts of cash and cash equivalents, restrictions on liens, guarantees, advances and dividends, and prior bank group approval of certain acquisitions and divestitures. The Credit Facility also contains provisions requiring bank group approval of a new chief executive officer within a stated period of time after the departure of an existing chief executive officer and requiring that certain proceeds of asset sales be used to permanently reduce the commitment amount under the Credit Facility.

   As of September 30, 1999, the Company was in violation of the covenants in the Credit Facility relating to minimum consolidated net income and the ratio of net income plus interest, tax and rental expense (EBITR) to interest expense plus rental expense. In November 1999, the Company received a temporary waiver of these defaults through February 29, 2000 pursuant to a Second Amendment to the Credit Facility. The Second Amendment also strengthened certain financial covenants in the Credit Facility. These amended financial covenants require the Company to (i) maintain a specified minimum level of EBITDA during the period from October 1, 1999 through February 28, 2000, (ii) obtain the prior written consent of the bank group in order to pay cash consideration for any acquisition, (iii) refrain from entering into operating leases providing for aggregate rental payments in excess of $8.6 million in 1999, and (iv) refrain from having greater than $1.5 million of cash in bank accounts outside of Bank of America. In connection with the Second Amendment the Company and the banks also agreed to decrease the commitment amount of the Credit Facility to $65.0 million and to decrease the amount available for borrowing to $58.0 million through December 31, 1999 and $55.0 million after January 1, 2000.

   In November 1999, the Company failed to meet the minimum EBITDA requirement imposed by the Second Amendment to the Credit Facility. As a result, the Company and the banks entered into a Third Amendment to the Credit Facility dated January 31, 2000, which waived the existing covenant defaults through March 31, 2000. The Third Amendment also set a new minimum EBITDA requirement (not including certain one-time charges) of $500,000 per month, limits the amount of cash equivalents that the Company is entitled to have to $2.5 million, prohibits certain sales of assets other than for cash without the banks' consent, and requires certain proceeds of asset sales to be used to permanently reduce the commitment amount under the Credit Facility (which requires the Company to make mandatory prepayments of any amounts outstanding in excess of the commitment amount, as so reduced). The Third Amendment also permanently reduced the commitment amount of the Credit Facility to $58.0 million and the amount available for borrowing to $55.0 million (unless the banks otherwise consent). On March 29, 2000, the banks extended the temporary waivers of the existing defaults under the Credit Facility until April 28, 2000, at which time there will be an immediate event of default and, absent a further waiver or amendment, all amounts due thereunder will be subject to acceleration at the banks' discretion. If the banks elect to accelerate, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. If the banks were to accelerate repayment of outstanding amounts under the Credit Facility, such acceleration would cause a default under the Charterhouse Debentures, and Charterhouse could accelerate repayment of all amounts outstanding under the Charterhouse Debentures, subject to the Credit Facility banks' priority. In such event, repayment of amounts outstanding under the Charterhouse Debentures could only be made if the Credit Facility was first paid in full or the bank group gave its express prior written consent to such repayment.

   On November 19, 1998, the Company entered into a Purchase Agreement with Charterhouse providing for the issuance to Charterhouse of up to $75.0 million aggregate principal amount of Debentures. The Debentures are convertible into Common Stock at any time, at Charterhouse's option, at an initial exercise price of $15.00 per share, subject to adjustment as provided in the Purchase Agreement. The conversion price exceeded the fair market value of the Common Stock on the date of execution of the Purchase Agreement. Following five years after the date of first issuance, the Debentures are redeemable at the Company's option at 100% of their principal amount if the average closing price of the Company's Common Stock exceeds 150% of the conversion price over a thirty day period. The Company issued $43.5 million aggregate principal amount of Debentures to Charterhouse at a first closing on December 7, 1998. The Company issued the remaining $31.5 million aggregate principal amount of Debentures to Charterhouse at a second closing on March 16, 1999. The Debentures bear interest at a rate of 8% annually, payable in kind for the first five years following issuance, and thereafter either in kind or in cash, at the Company's discretion. As of December 31, 1999, $80.9 million of Debentures were outstanding. During the year ended December 31, 1999, the Company recorded $7.1 million in interest expense and deferred financing fees related to the Debentures. Pursuant to the Purchase Agreement, the Company paid Charterhouse a fee of 1% of the principal amount of the Debentures issued at each closing. The Company also agreed to pay certain fees and expenses incurred by Charterhouse in connection with the transaction.

   From inception of the Company through December 31, 1999, approximately $11.1 million had been spent to develop and install the Company's integrated financial and information systems. Although it is expected that the Company will need to upgrade and expand these systems in the future, the Company cannot currently quantify the amount that will need to be spent to do so.

   The Company spent $20.2 million on purchases of vehicles and equipment (including $7.2 million spent in connection with installation of information systems) during the year ended December 31, 1999. Other than expenditures relating to the information systems, these expenditures were primarily for the purchase of transport and towing and recovery vehicles. During the year ended December 31, 1999, the Company made expenditures of $3.4 million on towing and recovery vehicles and $6.7 million on transport vehicles. These expenditures were financed primarily with cash flow from operations and debt. During the first quarter of 1999, the Company committed to purchase up to 100 transport vehicles, for delivery at various times throughout the year 2000, and in connection therewith made a deposit of approximately $1.6 million to the vehicle manufacturer. In March 2000, the Company amended the contract with the vehicle manufacturer to reduce the commitment to 60 vehicles, to be delivered at various times throughout 2000, and to apply $1.5 million of the $1.6 million deposit toward the first 40 vehicles delivered. The Company's ability to take delivery of these vehicles will depend upon the availability of sufficient capital. If the Company is unable to take delivery of any vehicles, it may lose the entire $1.6 million deposit.

   During the period from January 1, 1999 to May 5, 1999, the Company acquired 15 businesses using a combination of Common Stock and cash. The total number of shares issued in connection with these acquisitions was 2,065,068 with a recorded fair value of $32.6 million. The cash portion of these acquisitions was funded through cash flow from operations and debt. The Company has not completed any acquisitions since May 5, 1999.

   As of December 31, 1999, the Company had cash on hand of approximately $4.1 million. The Company is in the process of implementing programs to decrease operating and administrative costs and to reduce receivable balances and expedite billing for services rendered. While there can be no assurance, management expects that these initiatives will serve to strengthen the Company's cash position. In the meantime, the Company believes that it will be able to fund its working capital needs through cash flow from operations at least until January 1, 2001, as long as it does not experience significant decreases in revenues or increases in costs. In the event the Company is unable to fund its near-term working capital needs from cash flow from operations, it will be required to secure alternative sources of capital through issuances of debt or equity securities or sales of assets. There can be no assurance that additional capital will be available to the Company on satisfactory terms, or at all.

   While the Company currently expects that its cash flow from operations will be sufficient to fund its near-term working capital needs as long as it does not experience significant decreases in revenues or increases in costs, the current level of cash flow from operations is not expected to be sufficient to fund the Company's medium or long-term working capital needs or its growth strategy. Thus, in order to be able to successfully implement its revised business strategy, it will be necessary for the Company to raise additional capital, through issuances of debt or equity securities, additional bank debt or sales of assets, which may not be possible on satisfactory terms, or at all.

   Due to the temporary nature of the waivers of the existing defaults under the Company's Credit Facility, the total amount outstanding under the Credit Facility at December 31, 1999 has been classified as a current liability. As a result of such reclassification, the audit report on the Company's consolidated financial statements dated March 29, 2000, except as to Note 19(b), which is as of April 12, 2000 and Note 19(c), which is as of April 14, 2000, includes a statement that the excess of current liabilities over current assets raises substantial doubt about the Company's ability to continue as a going concern.

   On April 14, 2000, the Company entered into a Stock Purchase Agreement (the "KPS Agreement") with KPS for the sale of shares of Series A Preferred Stock to KPS for an aggregate purchase price of $25 million. Holders of Series A Preferred Stock are entitled to cumulative dividends of 5.5% per annum for six years after the closing date of the KPS Transaction and 5% per annum thereafter payable, until 2005, either in cash or in shares of the Company's Series B Participating Convertible Preferred Stock (the "Series B Preferred Stock") at the option of the Company. After 2005, dividends are payable only in cash. The obligation to pay dividends terminates in 2008, or earlier if the Company's common stock trades above a specified price level.

   The Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stock") are both convertible into the Company's common stock at any time at the option of the holder. The per share conversion price for the Series A Preferred Stock is generally the lesser of $2 or the average closing price of the common stock for the 30 trading days prior to closing of the KPS Transaction (the "Thirty Day Average"). However, if the Thirty Day Average is greater than or equal to $0.84 and less than or equal to $1, the conversion price will be $1, and if the Thirty Day Average is less than $0.84, the conversion price will be 120% of the Thirty Day Average. The Series B
Preferred Stock is identical in all respects to the Series A Preferred Stock except that its conversion price is 15% lower than the conversion price of the Series A Preferred Stock. The Preferred Stock automatically converts into common stock upon the occurrence of certain business combinations, unless the holders elect to exercise their liquidation preference rights.

   Upon consummation of the KPS Transaction, the Company has agreed to pay KPS Management LLC, an entity affiliated with KPS, a one-time transaction fee of $2.5 million and to reimburse KPS for its actual reasonable fees and expenses in connection with negotiation and performance of the KPS Agreement. The Company has also agreed to pay KPS Management LLC an annual management fee of $1 million initially, which may be lowered to $500,000 and then to zero based upon the amount of Preferred Stock held by KPS and its permitted transferees. The holders of Preferred Stock have the right to designate six members of the Company's Board of Directors, which constitutes a majority, for so long as KPS and its permitted transferees continue to own specified amounts of Preferred Stock. At lower levels of ownership, holders of Preferred Stock will be entitled to appoint three directors, one director, or no directors.

   In connection with the KPS Transaction, the Company and Charterhouse have agreed that the Charterhouse Debentures will be redeemable at par under certain circumstances. Charterhouse also agreed to waive its right to require the Company to redeem the Debentures at 106.25% of the aggregate principal amount of the Debentures upon consummation of the KPS Transaction in return for a transaction fee of $750,000. Charterhouse has also agreed to waive certain corporate governance rights that existed under its Investor's Agreement with the Company in connection with the KPS Transaction. Consummation of the KPS Transaction is subject to a number of conditions, including approval of the Company's stockholders and the availability at closing of a refinancing or replacement of the Company's Credit Facility providing for at least $25 million of borrowing capacity in addition to the amounts currently outstanding under the Credit Facility. There can be no assurance that these conditions will be satisfied, or that the KPS Transaction, the refinancing of the Credit Facility, or the restructuring of the Charterhouse Debentures will be consummated. If, the KPS Transaction is consummated, management believes that it will provide the Company with sufficient working capital to absorb any unanticipated decreases in revenues or increases in costs in the near term as well as working capital to help fund the Company's growth strategy.

   The Company's existing Credit Facility matures on October 31, 2001. If the Company is not successful in replacing the Credit Facility before maturity, its ability to refinance the Credit Facility upon maturity will depend to a great degree on improved operating performance, particularly with respect to the Company's cash flow to interest coverage ratio. If the Company cannot successfully refinance the Credit Facility upon maturity, it will be required to raise capital through the issuance of additional debt or equity securities or sales of assets in order to meet its repayment obligations under the Credit Facility.

   The Company currently has a negative net tangible book value. Accordingly, based upon the current market price of the Common stock, if the Company were required to issue additional equity securities at this time, such issuance would result in immediate and substantial dilution in net tangible book value to existing investors.

Disposition of Division

   On February 11, 2000, the Company sold the capital stock of Northshore Towing, Inc., North Shore Recycling, Inc. and Evanston Reliable Maintenance, Inc. (collectively "Northshore") located in Chicago, Illinois, for cash proceeds of $450,000 and a secured non-interest bearing promissory note in the principal amount of $500,000. Northshore was a division within the Company's towing and recovery segment.

Seasonality

   The Company may experience significant fluctuations in its quarterly operating results due to seasonal and other variations in the demand for towing, recovery and transport services. Specifically, the demand for towing and recovery services is generally highest in extreme or inclement weather, such as heat, cold, rain and snow. Although the demand for automobile transport tends to be strongest in the months with the mildest weather, since extreme or inclement weather tends to slow the delivery of vehicles, the demand for automobile transport is also a function of the timing and volume of lease originations, new car model changeovers, dealer inventories and new and used auto sales.

General Economic Conditions and Inflation

   The Company's future operating results may be adversely affected by (i) the availability of capital to fund operations, including expenditures for new and replacement equipment, (ii) the Company's success in improving operating efficiency and profitability and in integrating its acquired business (iii) the loss of significant customers or contracts, (iv) the timing of expenditures for new equipment and the disposition of used equipment (v) changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety, (vi) changes in the general level of demand for towing and transport services, (vii) price changes in response to competitive factors, (viii) event-driven variations in the demand for towing and transport services and (ix) general economic conditions. Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.

Year 2000 Disclosure

   The Company's information systems and facilities successfully completed the "roll-over" to the year 2000. The Company's transition to the year 2000 during the first week of business in January 2000 resulted in no adverse or negative impacts associated with the use of date sensitive software and equipment. The Company believes that with its successful transition to the year 2000, the preponderance of the risk associated with the year 2000 problem has been identified and eliminated. The Company estimates the total cost of its year 2000 assessment and remediation plan has amounted to approximately $427,000, which has been funded through cash flow from operations.

ITEM 7A. Quantitative and Qualitative Discussions about Market Risk.

   The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rates through the use of floating rate debt. The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. The table below provides information about the Company's financial instruments that are sensitive to interest rate changes. The table presents principal cash flows by expected maturity dates (assuming no further waivers of existing defaults under the Credit Facility are granted and the banks elect to accelerate all amounts outstanding thereunder) for floating rate debt instruments as of December 31, 1999. There were no derivative financial instruments at December 31, 1999.

                                          Expected Maturity Date
                          ------------------------------------------------------
                                                                          Fair
                           2000   2001 2002 2003 2004 Thereafter  Total   Value
                          ------- ---- ---- ---- ---- ---------- ------- -------
Variable rate debt....... $50,650 --   --   --   --      --      $50,650 $50,650

   As of December 31, 1999, the average interest rate under the Company's Credit Facility was the base rate (the higher of the Federal funds rate plus 0.5% or the reference rate, as defined) plus the base rate margin.

ITEM 8. Financial Statements and Supplementary Data

   The Company's Consolidated Financial Statements included in this Report beginning at page F-1 are incorporated in this Item 8 by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

   The Company's Amended and Restated Certificate of Incorporation provides that the Company's Board of Directors shall be divided into three classes, as nearly equal in number as possible (including vacancies in any class), with one class being elected each year for a three-year term. The Board of Directors has fixed the number of directors at eleven persons. The nine individuals listed below are currently serving on the Board of Directors, with two vacancies which may be filled by the Board of Directors when suitable candidates are located.

   The following table sets forth the name, age and position of the Company's current directors and executive officers:

                                                                                  Director
         Name               Age                     Position                       Class
         ----               ---                     --------                      --------
   Richard A. Molyneux.....  49 Chairman of the Board and Director                  III
   Gerald R. Riordan.......  51 Chief Executive Officer, Secretary and Director     III
   Grace M. Hawkins........  54 Director                                             II
   Edward W. Morawski......  51 Vice President and Director                           I
   Todd Q. Smart...........  35 Director                                              I
   Mark J. Henninger.......  42 Director                                            III
   Merril M. Halpern.......  65 Director                                            III
   Michael S. Pfeffer......  36 Director                                              I
   Robert L. Berner, III...  38 Director                                             II
   Donald J. Marr..........  41 Senior Vice President and Chief Financial Officer   --
   Michael A. Wysocki......  46 President, Transport Division                       --
   Harold W. Borhauer......  51 President, Towing and Recovery Division             --

   Richard A. Molyneux has served as Chairman of the Company's Board of Directors since September 30, 1999, and has been a director of the Company since June 1998. Mr. Molyneux has been President and CEO of United Ventures L.L.C., a venture capital company, since March 1998. From 1975 through 1997, Mr. Molyneux served in various executive positions with KeyBank, N.A., and its affiliates, most recently as its Vice Chairman.

   Gerald R. Riordan has served as the Company's Chief Executive Officer and a director since October 11, 1999 and as the Company's Secretary since November 2, 1999. Between December 1997 and October 1999, Mr. Riordan was an entrepreneur pursuing private investments in real estate and other ventures. From October 1996 to December 1997, Mr. Riordan was President and Chief Operating Officer of Ryder TRS, Inc. (not owned by Ryder System, Inc.), a truck rental company. From 1995 to October 1996, Mr. Riordan served as President of Ryder Consumer Truck Rental and Ryder Student Transportation Services.

   Grace M. Hawkins has served as a director since May 1998. Since 1991, Ms. Hawkins has been the President and Chief Executive Officer of Lotus Publications, Inc., a publishing and graphics design firm producing books and marketing materials for the transportation industry.

   Edward W. Morawski has served as a Vice President and director of the Company since May 1998. In 1977, Mr. Morawski founded Northland Auto Transporters, Inc. and Northland Fleet Leasing, Inc. (collectively, "Northland"), one of the Founding Companies acquired by the Company in connection with its initial public offering, and served as the President of Northland from inception until its acquisition by the Company in May 1998.

   Todd Q. Smart has been a director of the Company since May 1998. Mr. Smart also provided the Company with acquisition-related consulting services from May 1998 through September 1999. In 1987, Mr.

Smart founded Absolute Towing and Transporting, Inc. ("Absolute"), one of the Founding Companies, and served as the President of Absolute from inception until its acquisition by the Company in May 1998. Since June 1998, Mr. Smart has also operated an official police garage in Los Angeles, California.

   Mark J. Henninger has been a director of the Company since August 1998. Mr. Henninger also provided the Company with acquisition-related consulting services from August 1998 through September 1999. In 1991, Mr. Henninger founded Keystone Towing, Inc. ("Keystone") and served as the President of Keystone from inception until its acquisition by the Company in August 1998. Mr. Henninger is currently seeking the award of a contract to operate an official police garage in Los Angeles, California.

   Merril M. Halpern has served as a director since December 1998. Mr. Halpern founded Charterhouse Group International, Inc. in 1973 and serves as its Chairman of the Board and Chief Executive Officer. Mr. Halpern also serves on the boards of directors of Microwave Power Devices, Inc., a manufacturer of highly linear power amplifiers primarily for the wireless telecommunications market, and NetCare Health Systems, Inc., an integrated health provider network.

   Michael S. Pfeffer has served as a director since March 1999. Mr. Pfeffer has been a Senior Vice President of Charterhouse Group International, Inc. since May 1998. From September 1996 to May 1998, Mr. Pfeffer served in executive positions in the equity capital group of General Electric Capital Corporation, most recently as Senior Vice President. From August 1993 to September 1996, Mr. Pfeffer was Vice President of Charterhouse Environmental Capital Group.

   Robert L. Berner, III has served as a director since December 1998. Mr. Berner is a Managing Director of Charterhouse Group International, Inc. and a member of its Investment Committee. Mr. Berner joined Charterhouse Group International, Inc. in January 1997. From 1986 through December 1996, Mr. Berner was a Principal in the Merger and Acquisitions Department at Morgan Stanley & Co., Incorporated.

   Donald J. Marr has served as Senior Vice President and Chief Financial Officer of the Company since January 1998. From 1986 through 1997, Mr. Marr held a series of management positions with KeyCorp, most recently as Senior Vice President, Planning and Analysis.

   Michael A. Wysocki has been President of the Company's Transport Division since January 2000. Mr. Wysocki founded MPG Transco, Ltd., a Livonia, Michigan based auto transport company ("MPG") in 1973, and served as its President and Chief Executive Officer from inception until MPG was acquired by the Company in January 1999. From January 1999 until January 2000, Mr. Wysocki served as general manager of the Company's MPG division.

   Harold W. Borhauer has been President of the Company's Towing and Recovery Division since January 2000. In 1983, Mr. Borhauer founded Arizona's Towing Professionals, Inc., which does business as Shamrock Towing ("Shamrock"), a Phoenix, Arizona based towing and recovery company that was acquired by the Company in March 1999. Mr. Borhauer served as Shamrock's Chief Executive Officer from 1983 until its acquisition by the Company. From March 1999 until January 2000, Mr. Borhauer served as general manager of the Company's Shamrock division.

   In connection with the purchase by Charterhouse of $43.5 million aggregate principal amount of Debentures in December 1998, the Board of Directors was expanded from eight members to ten members and Messrs. Berner and Halpern, both designees of Charterhouse, were appointed to fill the resulting vacancies on the Board. Further, in connection with the purchase by Charterhouse of an additional $31.5 million aggregate principal amount of Debentures in March 1999, the Board of Directors was expanded to eleven members and an additional Charterhouse nominee, Mr. Pfeffer, was added to the Board. Pursuant to the Purchase Agreement with Charterhouse, the Company may not take any action that would require stockholder approval without the approval of a majority of the Charterhouse designees to the Board who are present at the relevant Board meeting.

Compliance with Section 16(a) of the Securities Exchange Act

   Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and stockholders beneficially holding greater than ten percent of the Common Stock are also required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file with the SEC.

   To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with, except that Mr. Riordan was late in filing a Form 3 in connection with his commencement of employment with the Company.

ITEM 11. Executive Compensation

                           Summary Compensation Table

   The following table presents summary information concerning the compensation of (i) all individuals who served as the Company's Chief Executive Officer ("CEO") during 1999 and (ii) the Company's four most highly compensated officers during 1999 other than the CEO (together, the "Named Executive Officers") for services rendered to the Company and its subsidiaries during the fiscal years 1998 and 1999. Other than the Named Executive Officers, no executive officer of the Company received salary and bonus payments exceeding $100,000 in the aggregate during fiscal year 1999. No compensation was paid by the Company to the Named Executive Officers during fiscal year 1997.

                                                       Securities
                                                       Underlying  All Other
Name                             Year  Salary   Bonus   Options   Compensation
----                             ---- -------- ------- ---------- ------------
Gerald R. Riordan(1)............ 1999 $ 61,539 $   --   750,000     $  4,575(2)

Edward T. Sheehan(3)............ 1999  118,850     --       --       196,539(4)
                                 1998  141,678     --    90,000          --

Donald J. Marr.................. 1999   74,827  66,042   50,000          --
                                 1998   75,000  50,000  125,000          --

Allan D. Pass, Ph.D(5).......... 1999  222,115     --       --           --
                                 1998  125,765     --   155,000        8,887(2)

Robert J. Adams, Jr.(6)......... 1999  174,615     --       --         7,692(7)
                                 1998  110,002     --   110,000        4,554(8)

--------
(1) Mr. Riordan's employment with the Company began as of October 11, 1999.
(2) Consists of housing expenses paid by the Company on behalf of the Named Executive Officer.
(3) Mr. Sheehan was employed by the Company from October 1997 until June 21,
    1999.
(4) Consists of (i) $26,923 representing previously unpaid salary for Mr. Sheehan's service to the Company for the period from February 26, 1998 to May 15, 1998, (ii) $17,308 representing reimbursement for vacation time accrued but unused by Mr. Sheehan, and (iii) $152,308 in severance payments made pursuant to the Employment Termination and Release Agreement between the Company and Mr. Sheehan.
(5) Dr. Pass' employment with the Company began as of April 20, 1998. From January 1, 1998 through April 19, 1998, Dr. Pass provided consulting services to the Company. Dr. Pass terminated his employment agreement with the Company effective as of December 15, 1999.
(6) Mr. Adams' employment with the Company began as of June 1, 1998. From February 1, 1998 through June 1, 1998, Mr. Adams provided acquisition-related consulting services to the Company. Mr. Adams terminated his employment agreement with the Company effective as of December 15, 1999.
(7) Consists of severance payments made to Mr. Adams pursuant to his Amended and Restated Employment Agreement.
(8) Consists of relocation expenses paid by the Company on behalf of the Named Executive Officer.

                             Option Grants in 1999

   The following table sets forth information concerning stock option grants to Mr. Riordan and Mr. Marr during 1999. None of the other Named Executive Officers received grants of stock options during 1999.

                                                                                Value at Assumed
                                                                                 Annual Rates of
                         Number of    Percentage of                                Stock Price
                           Shares     Total Options                             Appreciation for
                         Underlying    Granted to                                Option Term(1)
                          Options     Employees in  Exercise Price Expiration ---------------------
Name                      Granted      Fiscal Year    (per share)     Date        5%        10%
----                     ----------   ------------- -------------- ---------- ---------- ----------
Gerald R. Riordan.......  750,000(2)      66.0          $2.906      10/11/09  $1,370,250 $3,476,250
Donald J. Marr..........   50,000(3)       4.4           3.313        9/1/09     104,200 $  264,000

--------
(1) Represents the potential realizable value of each grant of options assuming that the market price of the underlying securities appreciates in value from the date of grant to the end of the option term at the rates of 5% and 10% compounded annually.
(2) All of such options were issued at fair market value on October 11, 1999 and vest over a period of three years at a rate of 33 1/3% per year beginning on October 11, 2000.
(3) All of such options were granted pursuant to the Company's 1998 Stock Option Plan, were issued at fair market value on September 1, 1999 and were fully vested on the date of grant.

                         Fiscal Year-End Option Values

   The following table sets forth information concerning the number of shares of Common Stock underlying exercisable and unexercisable options held by the Named Executive Officers as of December 31, 1999. The exercise price for each of these options exceeded the fair market value of such options based on the last reported sale price of the Common Stock on December 31, 1999 ($1.625 per share) and, therefore, the options had no value as of such date. No options were exercised by any of the Named Executive Officers during 1999.

                                                       Exercisable Unexercisable
     Name                                                Options      Options
     ----                                              ----------- -------------
     Gerald R. Riordan................................      --        750,000
     Donald J. Marr...................................   91,667        83,333
     Edward T. Sheehan................................   30,000        60,000
     Allan D. Pass, Ph.D..............................   51,666       103,334
     Robert J. Adams, Jr..............................   36,666        73,334

                             Employment Agreements

   The Company's employment agreement with Mr. Riordan, which was effective as of October 11, 1999, has an initial term of three years with an evergreen extension continuing after the initial term unless either the Company or Mr. Riordan provides ten days' notice of termination. Pursuant to this agreement, Mr. Riordan is entitled to receive an annual salary of not less than $300,000. The terms of the agreement require the Company to pay Mr. Riordan a termination fee (over a period of 24 months) equal to approximately two times his annual salary and bonus if (i) the agreement is terminated without "Cause" by the Company, or (ii) the agreement is terminated by Mr. Riordan following the Company's assignment to him of regular duties, responsibilities or status which the Board of Directors determines, in good faith, to be materially inconsistent with, or a reduction or alteration in the nature and status of, Mr. Riordan's duties, responsibilities and status as set forth in the agreement. In addition, all stock options pursuant to any of the Company's stock option plans granted to Mr. Riordan prior to the effective date of such a termination will continue to vest as if such termination had not occurred, and he will be entitled to continue to receive health, life and disability insurance benefits for a period of two years after termination. Upon the occurrence of a "Change of Control" of the Company, Mr. Riordan has the option, exercisable within one year after the Change of Control, to terminate his employment agreement and receive a lump sum payment equal to approximately three times his base salary and bonus. In such event, he will be entitled to continue to receive health, life and disability insurance benefits for a period of three years after such termination. Regardless of whether Mr. Riordan terminates his employment agreement after a "Change of Control", all of his stock options that are unvested as of the effective date of a Change of Control will become immediately vested and exercisable. The agreement contains a covenant prohibiting Mr. Riordan from competing with the Company for a period of one year following any expiration or termination of the agreement. The agreement also provides for customary benefits and perquisites.

   The Company's employment agreement with Mr. Marr, which was effective as of September 8, 1999, expires on October 11, 2000. Pursuant to his employment agreement, Mr. Marr is entitled to receive annual compensation of not less than $180,000, subject to annual increase at the discretion of the Compensation Committee of the Board of Directors. Mr. Marr is also entitled to an additional annual bonus at the discretion of the Compensation Committee. The agreement requires the Company to pay Mr. Marr a termination fee (over a period of one year) equal to his base salary at the time of termination and his bonus, if any, for the year immediately preceding termination, if (i) the agreement is terminated without "Cause" by the Company, (ii) the agreement is terminated by Mr. Marr following the Company's assignment to him of regular duties, responsibilities or status which the Board of Directors determines, in good faith, to be materially inconsistent with, or a reduction or alteration in the nature and status of, Mr. Marr's duties, responsibilities and status in effect prior to such assignment, or (iii) Mr. Marr terminates his employment within one month following a relocation of the Company's headquarters more than 45 miles from its current location. In addition, all stock options granted to Mr. Marr pursuant to any of the Company's stock option plans prior to the effective date of such a termination will continue to vest as if such termination had not occurred, and he will be entitled to continue to receive health, life and disability insurance benefits for a period of two years after termination. If after a "Change of Control" of the Company, (i) Mr. Marr is assigned duties responsibilities or status inconsistent with his duties, responsibilities or status prior to the Change of Control, (ii) Mr. Marr's salary or specified bonus is reduced, (iii) the Company or its successor fails to continue the Company's insurance, disability or option plans, or any other benefit plans, policies, practices or arrangements in which Mr. Marr participated prior to the Change of Control, or the Company or its successor fails to provide for Mr. Marr's participation in such plans or arrangements on the same basis as existed prior to the Change of Control, (iv) the Company fails to obtain a satisfactory agreement from its successor to assume Mr. Marr's employment agreement, (v) Mr. Marr's employment is terminated for any reason other than for "Cause," or (vi) the persons who were directors of the Company immediately prior to the Change of Control cease to constitute a majority of the Board of Directors of the Company following such transaction, Mr. Marr has the option, exercisable until October 11, 2000, to terminate his employment agreement and receive a lump sum payment equal to approximately three times his base salary and bonus. In such event, he will be entitled to continue to receive health, life and disability insurance benefits for a period of three years after such termination. Regardless of whether Mr. Marr terminates his employment agreement after a "Change of Control", all of his stock options that are unvested as of the effective date of a Change of Control will become immediately vested and exercisable. The agreement contains a covenant prohibiting Mr. Marr from competing with the Company for a period of one year following any expiration or termination of his agreement. The agreement also provides for customary benefits and perquisites.

   The Company had an employment agreement with Mr. Sheehan that provided Mr. Sheehan with an annual base salary of not less than $300,000. On June 21, 1999, Mr. Sheehan's employment agreement was terminated and the Company and Mr. Sheehan entered into an Employment Termination and Release Agreement. Under the termination agreement, Mr. Sheehan received (i) a lump sum payment equal to $26,923 representing previously unpaid salary for Mr. Sheehan's service to the Company for the period of February 26, 1998 to May 15, 1998, and (ii) a lump sum payment equal to $17,308 for unused vacation. Pursuant to the agreement, Mr. Sheehan is entitled to a severance payment of $600,000 payable over a two year period in equal installments. In addition, the agreement provides that all stock options granted to Mr. Sheehan pursuant to any of the Company's stock option plans prior to the termination of Mr. Sheehan's employment will continue to vest as if such termination had not occurred, and that Mr. Sheehan is entitled to continue to receive medical, life, dental and disability insurance benefits for a period of five years after termination. The agreement further provides that all shares of Common Stock purchased by Mr. Sheehan pursuant to the Stock Purchase and Restriction Agreement dated November 1997 between the Company and Mr. Sheehan shall be considered fully "vested" under such agreement as of the date of termination, and that the Company shall have no right to repurchase such shares. The agreement contains a covenant prohibiting Mr. Sheehan from competing with the Company for a period of two years following the termination of Mr. Sheehan's employment.

   The Company had employment agreements with Dr. Pass and Mr. Adams which were terminated by said individuals as of December 15, 1999. Each of these agreements had an initial term of three years with an evergreen extension continuing after the initial term unless either the Company or such individual provided ten days' notice of termination. Pursuant to these employment agreements, Dr. Pass and Mr. Adams were entitled to receive an annual salary of not less than $250,000 and $200,000, respectively. The terms of the agreements required the Company to pay Dr. Pass and Mr. Adams a termination fee equal to approximately two times such individual's salary and bonus if (i) such individual's agreement was terminated without "Cause" by the Company, (ii) the Board of Directors determined in good faith that such individual had been assigned duties, responsibilities or status materially inconsistent with the duties, responsibilities and status set forth in his employment agreement, or
(iii) if such individual terminated his employment with the Company within six months after any termination of Mr. Sheehan's employment with the Company. The agreements also provided that, upon any such event, all stock options granted to such individuals pursuant to any of the Company's stock option plans prior to the effective date of termination would continue to vest as if such termination had not occurred and such individuals would be entitled to continue to receive health, life and disability insurance benefits for a period of two years after termination. Each agreement also contained a covenant prohibiting Dr. Pass and Mr. Adams from competing with the Company for a period of one year following any expiration or termination of the agreement.

                     COMPENSATION OF THE BOARD OF DIRECTORS

   As compensation for service as a director of the Company, each director who is not an employee of the Company or any of its subsidiaries or affiliated with Charterhouse is entitled to receive (i) upon election as a director and on the date of each annual meeting of the Board of Directors thereafter, a grant of options to purchase 20,000 shares of Common Stock at the fair market value on the date of grant, and (ii) cash compensation of approximately $2,500 for each meeting attended. In addition, all directors are reimbursed for their out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors and committees thereof.

   In addition, each director who is neither an officer nor an employee of the Company (i) is entitled to receive upon accepting the position of chairman of a committee of the Board of Directors (or, as of September 30, 1999, with respect to directors who were committee chairmen on that date), a grant of options to purchase 2,500 shares of the Company's Common Stock pursuant to the 1998 Stock Option Plan, and (ii) who serves on a committee of the Board of Directors is entitled to receive $500 in cash (the "Committee Fee") for each committee meeting attended by such director; provided, however, that no Committee Fee shall be payable to any director unless and until the closing price of the Common Stock exceeds $5 per share for five consecutive trading days following the date of the meeting to which the Committee Fee relates.

   During 1999, Ms. Hawkins and Messrs. Henninger, Smart and Molyneux each received options to purchase 20,000 shares of Common Stock in connection with their service on the Board of Directors. Mr. Molyneux was also awarded, as of September 30, 1999, (i) options to purchase 75,000 shares of Common Stock in connection with his appointment as Chairman of the Board of Directors, and (ii) options to purchase an aggregate of 7,500 shares of Common Stock in connection with his service as Chairman of the Company's Audit, Compensation and Independent Committees. As of September 30, 1999, Mr. Smart was also awarded options to purchase 2,500 shares of Common Stock in connection with his service as Chairman of the Company's Executive Committee. The Company also has consulting or employment agreements with certain directors. See "Certain Relationships and Related Transactions."

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   As of December 31, 1999, the Compensation Committee of the Board of Directors consisted of Ms. Hawkins, Mr. Henninger and Mr. Molyneux. Mr. Henninger was appointed to the Compensation Committee after the resignation of Donald J. Moorehead, Jr. from the Board of Directors as of September 30, 1999. No member of the Compensation Committee was an officer or employee of the Company or its subsidiaries during 1999, or an officer of the Company or its subsidiaries at any time prior to 1999. During 1999, none of the Named Executive Officers served as a director or member of the Compensation Committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company. Mr. Henninger has certain agreements with the Company described in Item 13, "Certain Relationships and Related Transactions."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth the beneficial ownership of the Company's Common Stock as of March 22, 2000 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table, and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each such person (alone or with family members) has sole voting and dispositive power with respect to the shares listed opposite such person's name. Except as otherwise indicated, the address of each such person is c/o United Road Services, Inc., 17 Computer Drive West, Albany, New York 12205.

                                                        Number of     Percent
                                                      Beneficially-      of
Name                                                  Owned Shares    Class(1)
----                                                  -------------   --------
Gerald R. Riordan....................................      30,770        *
Richard A. Molyneux..................................      13,334(2)     *
Grace M. Hawkins.....................................      20,000(2)     *
Mark J. Henninger....................................     384,291(3)     2.2
Edward W. Morawski...................................     692,277        3.9
Todd Q. Smart........................................     309,279(4)     1.7
Merril M. Halpern(5).................................         --        --
Robert L. Berner, III(5).............................         --        --
Michael S. Pfeffer(5)................................         --        --
Donald J. Marr.......................................     119,999(2)     *
Edward T. Sheehan(6).................................     758,569(7)     4.2
Allan D. Pass, Ph.D(8)...............................      90,000(2)     *
Robert J. Adams, Jr.(9)..............................      45,000(2)     *
Charter URS LLC......................................   5,391,760(10)   23.2
All current directors and executive officers as a
 group (12 persons)..................................   2,493,306       14.0

--------
  *Less than one percent.
 (1) The applicable percentage of ownership is based upon 17,851,649 shares of Common Stock outstanding as of March 22, 2000.
 (2) Consists entirely of shares issuable pursuant to options exercisable within 60 days.
 (3) Includes 6,667 shares issuable pursuant to options exercisable within 60 days and 377,624 shares held of record by the Henninger Family Revocable Trust dated January 21, 1999.
 (4) Includes 6,667 shares issuable pursuant to options exercisable within 60 days.
 (5) The address of this director is c/o Charterhouse Group International, Inc., 535 Madison Avenue, New York, New York 10022.
 (6) The address of this stockholder is 6 East Ridge Road, Loudonville, NY
     12211.

 (7) Includes 11,235 shares held by children of Mr. Sheehan. Mr. Sheehan disclaims beneficial ownership of such shares. Also includes 704,000 shares held of record by the Edward T. Sheehan 1992 Revocable Trust and 43,334 shares issuable pursuant to options exercisable within 60 days.
 (8) The address of this stockholder is 10775 Babcock Blvd., Gibsonia, PA
     15044.
 (9) The address of this stockholder is 885 Beaverbrook Drive, Atlanta, GA
     30318.
(10) Consists entirely of shares issuable upon conversion of the Charterhouse Debentures. According to a Schedule 13D, dated as of December 7, 1998 and amended as of March 16, 1999, Charterhouse Equity Partners III, L.P., a Delaware limited partnership ("CEP III"), is the principal member of Charterhouse. The general partner of CEP III is CHUSA Equity Investors III, L.P., whose general partner is Charterhouse Equity III, Inc., a wholly-owned subsidiary of Charterhouse Group International, Inc., a Delaware corporation ("Charterhouse International"). Each of Charterhouse and CEP III has shared voting and dispositive power over the shares held of record by Charterhouse and may be deemed to beneficially own these shares. Mr. Halpern serves as Chairman of the Board and Chief Executive Officer of Charterhouse International. Mr. Berner serves as Managing Director of Charterhouse International. Mr. Pfeffer serves as Senior Vice President of Charterhouse International. Messrs. Halpern, Berner and Pfeffer disclaim beneficial ownership with respect to the shares held of record by Charterhouse. The address of Charterhouse is c/o Charterhouse Group International, Inc., 535 Madison Avenue, New York, New York 10022.

ITEM 13. Certain Relationships and Related Transactions

   Each of Messrs. Henninger, Morawski and Smart is a former owner of a business acquired by the Company during 1998. The Company is required to make earn-out payments to these individuals for each of the years 1998 through 2002, if their respective businesses achieve target levels of net revenue. The target level of net revenue for each business, for the years 1999 through 2002, is generally 110% of the greater of its actual net revenue or its target net revenue for the prior year. If the target net revenue is achieved for a particular year, the Company must make an initial payment generally equal to 5% of the excess of actual net revenue over the target level. In addition, once the target level of net revenue for a particular year is met, the Company must make subsequent and equal payments for each year through 2002, but only if the actual net revenue for the respective subsequent year exceeds the actual net revenue for the year that the earn-out target was first achieved. None of Mr. Morawski, Mr. Smart or Mr. Henninger is expected to receive an earn-out payment in excess of $60,000 based on the performance of their respective businesses during 1999.

   Pursuant to the agreements entered into in connection with the Company's acquisitions of Northland, Absolute and Keystone, Messrs. Morawski, Smart and Henninger have agreed not to compete with the Company for a period of five years from the date of the Company's initial public offering in defined business and geographic areas.

   In connection with the Company's purchases of Absolute and Keystone, the Company entered into consulting agreements with Mr. Smart and Mr. Henninger. Pursuant to these agreements, Mr. Smart and Mr. Henninger were each entitled to receive a consulting fee equal to two percent (2%) of the gross revenue of each business they assisted the Company in acquiring, with the fee to be based on the acquired business' gross revenue for the twelve months immediately preceding its acquisition by the Company. The consulting agreements with Mr. Smart and Mr. Henninger were terminated in September 1999. The Company made no payments to either Mr. Smart or Mr. Henninger under their consulting agreements during 1999.

   In connection with the Company's acquisition of Northland, the Company entered into an employment agreement with Mr. Morawski pursuant to which he serves as one of the Company's vice presidents for a term of three years, with an annual base salary of $150,000.

   The employment and consulting agreements described above also contain covenants not to compete for one year after termination of the relevant agreement.

   In June 1998, Mr. Smart was awarded a contract for police towing in a police district in Los Angeles. Mr. Smart conducts these operations through a business that he controls. The Company has the option, exercisable until May 1, 2001, to buy Mr. Smart's business. The purchase price under this option is equal to 13 times the after-tax income of the business for the 12 month period prior to the exercise of the option. Mr. Henninger is also seeking the award of a contract for police towing in another district in Los Angeles. If Mr. Henninger is awarded this contract, the Company will have the right, exercisable until August 7, 2001 to buy this business on the same terms described above relating to Mr. Smart's business.

   In January 1999, the Company paid approximately $5.4 million in cash and issued approximately 508,354 shares of Common Stock to Michael A. Wysocki in consideration of the Company's acquisition of MPG. In connection with this acquisition, the Company entered into an employment agreement with Mr. Wysocki pursuant to which he served as general manager of the Company's MPG division from January 1999 until January 2000. Mr. Wysocki received a salary of $110,000 for his services under this agreement. Mr. Wysocki is the majority owner of Translesco, Inc., a corporation from which the Company leases employees to provide services to the Company's MPG division. During 1999, the Company paid Translesco approximately $10.5 million in connection with the lease of such employees. In January 2000, the Company entered into a new employment agreement with Mr. Wysocki pursuant to which Mr. Wysocki agreed to serve as President of the Company's Transport Division for a term of 18 months at an annual salary of $150,000. This agreement may be extended by mutual agreement of the parties and prohibits Mr. Wysocki from competing with the Company during the term of the agreement and for a period of two years after termination. In connection with his employment agreement, the Company granted Mr. Wysocki options to purchase 75,000 shares of Common Stock at an exercise price of $2.00 per share.

   In March 1999, the Company paid approximately $785,000 in cash and issued approximately 81,943 shares of Common Stock to Harold W. Borhauer and his wife, Lynda A. Borhauer, in connection with the Company's acquisition of Shamrock. In consideration for this acquisition, the Company entered into two lease agreements with Mr. and Mrs. Borhauer pursuant to which the Company leases property used to conduct the Shamrock business. Mr. and Mrs. Borhauer received aggregate lease payments of $91,903 under these lease agreements in 1999. In January 2000, the Company entered into an employment agreement with Mr. Borhauer pursuant to which Mr. Borhauer agreed to serve as President of the Company's Towing and Recovery Division for a term of 18 months at an annual salary of $125,000. This agreement may be extended by mutual agreement of the parties and prohibits Mr. Borhauer from competing with the Company during the term of the agreement and for a period of two years after termination. In connection with this agreement, the Company granted Mr. Borhauer options to purchase 60,000 shares of Common Stock at an exercise price of $2.375 per share.

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

 2.7 Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Absolute Towing and Transporting, Inc. and the Stockholder named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1
        (Registration No. 333-46925)).

 2.8 Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Keystone Towing, Inc. and the Stockholder named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-
        46925)).

  2.9 Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, ASC Transportation Services, Auto Service Center and the Stockholder named therein (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-
       1 (Registration No. 333-46925)).

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

 10.9 Consulting Agreement between the Company and Todd Q. Smart (incorporated by reference to the same-numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-
       46925)).*

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

 10.13 Form of Registration Rights Agreement between the Company and the
       Stockholders named therein (incorporated by reference to the same-numbered Exhibit to Amendment No. 1 to the Company's Registration
       Statement on Form S-1 (Registration No. 333-46925)).

 10.14 Form of Indemnification Agreement between the Company and each of the Company's executive officers and directors (incorporated by reference to the same-numbered Exhibit to Amendment No. 2 to the Company's
       Registration Statement on Form S-1 (Registration No. 333-46925)).*

 10.15 Lease between the Company and Edward W. Morawski (incorporated by reference to the same-numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-
       46925)).

 10.16 Consulting Agreement, dated as of May 7, 1998, by and between the Company and Mark J. Henninger (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1
       (Registration No. 333-65563)).*

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

 10.19 Second Amendment to Credit Agreement, dated as of July 15, 1998, by and among the Company, various financial institutions and Bank of America
       National Trust and Savings Association, as Agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

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

 10.27 Merger Agreement dated as of November 12, 1998, by and among the Company, URS Transport, Inc., MPG Transco, Ltd., Michael A. Wysocki,
       Patrick M. Riley and Gary R. Sienkiewicz (incorporated by reference to the same-numbered Exhibit to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-
       65563)).

 10.28 Amendment Number One to Amended and Restated Executive Employment
       Agreement, dated as of March 30, 1999, between the Company and Edward T.
       Sheehan (incorporated by reference to the same-numbered exhibit to Post-
       Effective Amendment No. 2 to the Company's Registration Statement on
       Form S-1 (Registration No. 333-65563).*

 10.29 Amendment Number One to Amended and Restated Executive Employment
       Agreement, dated as of March 30, 1999, between the Company and Allan D.
       Pass (incorporated by reference to the same-numbered exhibit to Post-
       Effective Amendment No. 2 to the Company's Registration Statement on
       Form S-1 (Registration No. 333-65563).*

 10.30 Amendment Number One to Amended and Restated Executive Employment
       Agreement, dated as of March 30, 1999, between the Company and Robert J.
       Adams, Jr. (incorporated by reference to the same-numbered exhibit to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-65563).*

 10.31 Form of Letter Agreement, dated as of June 22, 1999, by and among the Company, various financial institutions and Bank of America National
       Trust and Savings Association, as Agent, relating to the Company's
       Amended and Restated Credit Agreement, dated as of November 2, 1998
       (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
       Report on Form 10-Q for the period ended June 30, 1999).

 10.32 Form of Letter Agreement, dated as of July 12, 1999, by and among the Company, various financial institutions and Bank of America National
       Trust and Savings Association, as Agent, relating to the Company's
       Amended and Restated Credit Agreement, dated as of November 2, 1998
       (incorporated by reference to Exhibit 10.3 to the Company's Quarterly
       Report on Form 10-Q for the period ended June 30, 1999).

 10.33 Form of Letter Agreement, dated as of August 13, 1999, by and among the Company, various financial institutions, and Bank of America, N.A.
       (f/k/a Bank of America National Trust and Savings Association), as Agent relating to the Company's Amended and Restated Credit Agreement, dated as of November 2, 1998 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
       1999).

 10.34 Employment Termination Agreement and Release Agreement, dated as of June
       21, 1999, by and between the Company and Edward T. Sheehan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form
       10-Q for the period ended June 30, 1999).*

 10.35 Executive Employment Agreement, dated as of October 11, 1999, by and between the Company and Gerald R. Riordan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999).*

 10.36 Amended and Restated Executive Employment Agreement, dated as of
       September 8, 1999, by and among the Company and Donald J. Marr
       (incorporated by reference to the Company's Quarterly Report on Form 10-
       Q for the period ended September 30, 1999).*

 10.37 Second Amendment, dated as of November 12, 1999, to Amended and Restated
       Credit Agreement, dated as of November 2, 1998 among the Company, various financial institutions and Bank of America, N.A., as Agent
       (incorporated by reference to Exhibit 10.4 to the Company's Quarterly
       Report on Form 10-Q for the period ended September 30, 1999).

 10.38 Executive Employment Agreement, dated as of January 17, 2000, between the Company and Michael A. Wysocki (filed herewith).*

 10.39 Executive Employment Agreement, dated as of January 21, 2000, between the Company and Harold W. Borhauer (filed herewith).*

 10.40 Third Amendment, dated as of January 31, 2000, to Amended and Restated
       Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A., as Agent (filed herewith).

 10.41 Letter Agreement, dated as of February 21, 2000, relating to the Amended and Restated Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A., as Agent (filed herewith).

 10.42 Amendment effective as of March 9, 2000, to Executive Employment
       Agreement, dated as of October 11, 1999, by and between the Company and Gerald R. Riordan (filed herewith).

 10.43 Amendment effective as of March 9, 2000, to Executive Employment
       Agreement, dated as of January 17, 2000, by and between the Company and Michael A. Wysocki (filed herewith).

 10.44 Amendment effective as of March 9, 2000, to Executive Employment
       Agreement, dated as of January 21, 2000, by and between the Company and Harold W. Borhauer (filed herewith).

 10.45 Letter Agreement, dated as of April 12, 2000, relating to the Amended and Restated Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A., as Agent (filed herewith).
 11.1  Statement regarding Computation of Earnings per Share (filed herewith).

 21.1  Subsidiaries of the Registrant (filed herewith).

 23.1  Consent of KPMG LLP (filed herewith).

 27.1  Financial Data Schedule (filed herewith).

 99.1  Agreement for Auto Pound Management and Towing Services, dated as of
       July 31, 1997, by and between the City of Chicago and Environmental Auto
       Removal, Inc. (filed herewith).

 99.2  Contract for Motor Transportation, dated as of January 1, 1998, between
       MPG Transport, Inc. and General Motors Corporation (filed herewith).

 99.3  Contract for Motor Transportation, dated as of January 1, 1998, between
       Pilot Transport, Inc. and General Motors Corporation (filed herewith).

--------
*  Indicates management agreement or compensatory plan or arrangement.

   (b) Reports on Form 8-K

   The Company filed the following report on Form 8-K during the quarterly period ended December 31, 1999:

     Current Report on Form 8-K, dated October 12, 1999 and filed October 20, 1999, to report under Item 5 that the Company had appointed Gerald R. Riordan as its new Chief Executive Officer and a member of its Board of Directors and that Richard A. Molyneux had assumed the position of Chairman of the Company's Board of Directors following the resignation from the Board of Donald F. Moorehead, Jr. for personal reasons. The Company also reported the termination of its previously announced $225.0 million senior secured credit facility, the retention of a management consulting firm and an anticipated loss for the third quarter of 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          United Road Services, Inc.

                                                 /s/ Gerald R. Riordan
                                          By: _________________________________
                                                     Gerald R. Riordan
                                                Chief Executive Officer and
                                                        Secretary

Date: April 14, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Gerald R. Riordan            Chief Executive Officer      April 14, 2000
______________________________________  and Secretary (principal
          Gerald R. Riordan             executive officer)

       /s/ Donald J. Marr              Senior Vice President and    April 14, 2000
______________________________________  Chief Financial Officer
            Donald J. Marr              (principal financial and
                                        accounting officer)

     /s/ Edward W. Morawski            Vice President and           April 14, 2000
______________________________________  Director
          Edward W. Morawski

      /s/ Grace W. Hawkins             Director                     April 14, 2000
______________________________________
           Grace W. Hawkins

        /s/ Todd Q. Smart              Director                     April 14, 2000
______________________________________
            Todd Q. Smart

     /s/ Richard A. Molyneux           Chairman of the Board and    April 14, 2000
______________________________________  Director
         Richard A. Molyneux

      /s/ Mark J. Henninger            Director                     April 14, 2000
______________________________________
          Mark J. Henninger

      /s/ Merril M. Halpern            Director                     April 14, 2000
______________________________________
          Merril M. Halpern

    /s/ Robert L. Berner, III          Director                     April 14, 2000
______________________________________
        Robert L. Berner, III

     /s/ Michael S. Pfeffer            Director                     April 14, 2000
______________________________________
          Michael S. Pfeffer

                               INDEX OF EXHIBITS
                                FILED HEREWITH*

 Number                         Description of Document
 ------                         -----------------------
 10.38  Executive Employment Agreement, dated as of January 17, 2000, between the Company and Michael A. Wysocki.

 10.39 Executive Employment Agreement, dated as of January 21, 2000, between the Company and Harold W. Borhauer.

 10.40  Third Amendment, dated as of January 31, 2000, to Amended and Restated
        Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A., as Agent.

 10.41 Letter Agreement, dated as of February 21, 2000, relating to the Amended and Restated Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A., as Agent.

 10.42  Amendment effective as of March 9, 2000, to Executive Employment
        Agreement, dated as of October 11, 1999, by and between the Company and Gerald R. Riordan.

 10.43  Amendment effective as of March 9, 2000, to Executive Employment
        Agreement, dated as of January 17, 2000, by and between the Company and Michael A. Wysocki.

 10.44  Amendment effective as of March 9, 2000, to Executive Employment
        Agreement, dated as of January 21, 2000, by and between the Company and Harold W. Borhauer.

 10.45 Letter Agreement, dated as of April 12, 2000, relating to the Amended and Restated Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A., as Agent.

 11.1   Statement regarding Computation of Earnings per Share

 21.1   Subsidiaries of the Company

 23.1   Consent of KPMG LLP

 27.1   Financial Data Schedule

 99.1   Agreement for Auto Pound Management and Towing Services, dated as of
        July 31, 1997, by and between the City of Chicago and Environmental
        Auto Removal, Inc.

 99.2   Contract for Motor Transportation, dated as of January 1, 1998, between
        MPG Transport, Inc. and General Motors Corporation.

 99.3   Contract for Motor Transportation, dated as of January 1, 1998, between
        Pilot Transport Inc. and General Motors Corporation.


--------
*  For a complete list of Exhibits to this Report, see Item 14(a)(3).

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
United Road Services, Inc.:

   We have audited the accompanying consolidated balance sheets of United Road Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998, and the period from July 25, 1997 (inception) through December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the index at item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Road Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, and for the period from July 25, 1997 (inception) through December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has received a waiver of the existing defaults under its revolving credit facility to April 28, 2000, at which time the revolving credit facility will be subject to acceleration at the election of the bank group absent a further waiver or amendment. Consequently, the total amount outstanding under the revolving credit facility at December 31, 1999 has been classified as a current liability. After giving effect to this reclassification, the excess of current liabilities over current assets raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 19(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Albany, New York
March 29, 2000, except as to
   Note 19(b), which is as
   of April 12, 2000 and Note 19(c),
   which is as of April 14, 2000

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                      (In thousands, except share amounts)

                                                                 1999     1998
                                                               --------  -------
                           Assets
Current assets:
  Cash and cash equivalents..................................  $  4,115    3,381
  Trade receivables, net of allowance for doubtful accounts
   of $2,539 in 1999
   and $1,132 in 1998........................................    23,709   16,440
  Other receivables, net of allowance for doubtful accounts
   of $262 in 1999 and
   $0 in 1998................................................     1,161    1,495
  Prepaid income taxes.......................................     3,534      465
  Prepaid expenses and other current assets..................     2,274    1,752
  Current portion of rights to equipment under finance
   contracts.................................................       435      547
                                                               --------  -------
    Total current assets.....................................    35,228   24,080
Vehicles and equipment, net..................................    78,212   46,814
Rights to equipment under finance contracts, excluding
 current portion.............................................     1,480    2,025
Deferred financing costs, net................................     4,109    3,552
Goodwill, net................................................   203,337  171,953
Other non-current assets.....................................        79      308
                                                               --------  -------
    Total assets.............................................  $322,445  248,732
                                                               ========  =======
            Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of obligations under capital leases...  $    268      338
  Current installments of obligations for equipment under
   finance contracts.........................................       435      547
  Revolving credit facility..................................    50,650      --
  Notes payable..............................................       --        17
  Accounts payable...........................................     7,464    6,904
  Accrued expenses...........................................     9,489    4,328
  Due to related parties.....................................     1,130    2,616
                                                               --------  -------
    Total current liabilities................................    69,436   14,750
Obligations under capital leases, excluding current portion..       402      698
Obligations for equipment under finance contracts, excluding
 current installments........................................     1,480    2,025
Long-term debt...............................................    80,876   62,532
Deferred income taxes........................................     2,666    4,961
Other long-term liabilities..................................     1,172      --
                                                               --------  -------
    Total liabilities........................................   156,032   84,966
                                                               --------  -------
Stockholders' equity:
  Preferred stock; 5,000,000 shares authorized; no shares
   issued or outstanding.....................................       --       --
  Common stock, $0.001 par value; 35,000,000 shares
   authorized; 17,820,879 shares issued and 17,594,164 shares outstanding at December 31, 1999 and 15,707,085 shares
   issued and 15,466,004 shares outstanding at December 31,
   1998......................................................        18       16
  Additional paid-in capital.................................   191,877  159,532
  Retained earnings (deficit)................................   (25,482)   4,218
                                                               --------  -------
    Total stockholders' equity...............................   166,413  163,766
                                                               --------  -------
    Total liabilities and stockholders' equity...............  $322,445  248,732
                                                               ========  =======

          See accompanying notes to consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                                                       For the
                                                                                     period from
                                                                                    July 25, 1997
                                                                                     (inception)
                                                           Year ended   Year ended     through
                                                          December 31, December 31, December 31,
                                                              1999         1998         1997
                                                          ------------ ------------ -------------
Net revenue..............................................  $ 255,112      87,919         --
Cost of revenue..........................................    202,588      64,765         --
                                                           ---------      ------        ----
  Gross profit...........................................     52,524      23,154         --
Selling, general and administrative expenses (includes
 special charges of $2,819 in 1999)......................     42,139      12,428         174
Amortization of goodwill.................................      5,439       1,745         --
Impairment charge........................................     28,281         --          --
                                                           ---------      ------        ----
  Income (loss) from operations..........................    (23,335)      8,981        (174)
Other income (expense):
  Interest income........................................         77         658         --
  Interest expense (includes $1,029 of deferred fi-
   nancing costs written off in 1999)....................    (11,419)     (1,588)        --
  Other expense, net.....................................       (181)       (156)        --
                                                           ---------      ------        ----
  Income (loss) before income taxes......................    (34,858)      7,895        (174)
Income tax expense (benefit).............................     (5,158)      3,503         --
                                                           ---------      ------        ----
  Net income (loss)......................................  $ (29,700)      4,392        (174)
                                                           =========      ======        ====
Per share amounts:
  Basic earnings (loss)..................................    $ (1.75)        .43        (.08)
                                                           =========      ======        ====
  Diluted earnings (loss)................................    $ (1.75)        .42        (.08)
                                                           =========      ======        ====


          See accompanying notes to consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

    For the period from July 25, 1997 (inception) through December 31, 1997 and for the years ended December 31, 1998 and 1999
                      (In thousands, except share amounts)

                                          Additional Retained       Total
                                   Common  paid-in   earnings   stockholders'
                                   stock   capital   (deficit) equity (deficit)
                                   ------ ---------- --------- ----------------
Initial capitalization............  $ 3         67        --            70
Net loss--1997....................  --         --        (174)        (174)
                                    ---    -------    -------      -------
Balance at December 31, 1997......    3         67       (174)        (104)
Issuance of common stock (218,736
 shares)..........................  --         735        --           735
Stock issued in connection with:
  Initial public offering, net of
   offering costs (7,590,000
   shares)........................    8     89,492        --        89,500
  Acquisitions, net of certain
   registration costs (5,053,268
   shares)........................    5     68,769        --        68,774
Issuance of warrant to acquire
 117,789 shares of common stock...  --         469        --           469
Net income--1998..................  --         --       4,392        4,392
                                    ---    -------    -------      -------
Balance at December 31, 1998......   16    159,532      4,218      163,766
Stock issued in connection with:
  1999 acquisitions, net of cer-
   tain registration costs
   (1,883,171 shares).............    2     28,988        --        28,990
  Holdback shares issued for 1998
   acquisitions (196,263 shares)..  --       3,129        --         3,129
  Exercise of options (1,000
   shares)........................  --           5        --             5
  Earn-out payments (47,726
   shares)........................  --         223        --           223
Net loss--1999....................  --         --     (29,700)     (29,700)
                                    ---    -------    -------      -------
Balance at December 31, 1999......  $18    191,877    (25,482)     166,413
                                    ===    =======    =======      =======


           See accompanying notes to consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      For the
                                                                    period from
                                                                   July 25, 1997
                                                                    (inception)
                                          Year ended   Year ended     through
                                         December 31, December 31, December 31,
                                             1999         1998         1997
                                         ------------ ------------ -------------
Net (loss) income......................   $ (29,700)       4,392       (174)
Adjustments to reconcile net (loss)
 income to net cash provided by
 operating activities:
 Depreciation..........................       9,287        3,292        --
 Amortization of goodwill..............       5,439        1,745        --
 Impairment charge.....................      28,281          --         --
 Amortization of deferred financing
  costs................................         901          219        --
 Write off of deferred financing
  costs................................       1,029          --         --
 Provision for doubtful accounts.......       2,413          183        --
 Deferred income taxes.................      (3,541)       1,659        --
 Interest expense, paid-in-kind........       5,644          232        --
 Loss on sale of vehicles and
  equipment............................         304          --         --
 Changes in operating assets and
  liabilities, net of effects of
  acquisitions:
   Increase in trade receivables.......      (3,681)      (2,427)       --
   Decrease in other receivables.......         791          171        --
   Increase in prepaid income taxes....      (5,322)        (381)       --
   Decrease in prepaid expenses and
    other current assets...............         105          724        --
   Decrease in other non-current
    assets.............................         229          105        --
   Decrease in notes payable...........         (17)         --         --
   Increase (decrease) in accounts
    payable............................      (2,570)      (1,608)        62
   Increase (decrease) in accrued
    expenses...........................       2,317         (242)       --
   Increase in other long-term
    liabilities........................         640          --         --
                                          ---------     --------       ----
     Net cash provided by (used in)
      operating activities.............      12,549        8,064       (112)
                                          ---------     --------       ----
Investing activities:
 Acquisitions, net of cash acquired....     (36,008)    (118,161)       --
 Purchases of vehicles and equipment...     (20,188)     (11,297)       --
 Proceeds from sale of vehicles and
  equipment............................       1,141          387        --
 Amounts payable to related parties....      (1,837)       2,162         92
                                          ---------     --------       ----
     Net cash provided by (used in)
      investing activities.............     (56,892)    (126,909)        92
                                          ---------     --------       ----
Financing activities:
 Proceeds from issuance of common
  stock, net...........................           5       90,235         70
 Proceeds from issuance of convertible
  subordinated debentures..............      31,500       43,500        --
 Borrowings on revolving credit
  facility.............................      65,850       59,800        --
 Repayments on revolving credit
  facility.............................     (34,000)     (41,000)       --
 Payments of deferred financing
  costs................................      (2,487)      (3,302)       --
 Payments on long-term debt and
  capital leases assumed in
  acquisitions.........................     (15,791)     (27,057)       --
                                          ---------     --------       ----
     Net cash provided by financing
      activities.......................      45,077      122,176         70
                                          ---------     --------       ----
Increase in cash and cash equivalents..         734        3,331         50
Cash and cash equivalents at beginning
 of period.............................       3,381           50        --
                                          ---------     --------       ----
Cash and cash equivalents at end of
 period................................   $   4,115        3,381         50
                                          =========     ========       ====
Supplemental disclosures of cash flow
 information:
 Cash paid during the year for:
   Interest............................   $   3,671        1,137        --
                                          =========     ========       ====
   Income taxes........................   $   2,074        2,309        --
                                          =========     ========       ====
Supplemental disclosure of non-cash
 investing and financing activity:
 Issuance of common stock for
  acquisitions.........................   $  32,870       69,355        --
                                          =========     ========       ====
 Warrant issued to lender as partial
  loan fee.............................   $     --           469        --
                                          =========     ========       ====

          See accompanying notes to consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and per share data)

(1)Summary of Significant Accounting Policies

 (a) Organization and Business

   United Road Services, Inc. (the "Company"), a Delaware corporation, was formed in July 1997 to become a national provider of motor vehicle and equipment towing, recovery and transport services. From inception through December 31, 1999, the Company acquired 56 businesses, seven of which were acquired simultaneously with the consummation of an initial public offering of its common stock on May 6, 1998. Consideration for these businesses consisted of cash, common stock and the assumption of indebtedness. All of these acquisitions were accounted for utilizing the purchase method of accounting.

   The Company operates in two reportable operating segments: (1) Transport and
(2) Towing and Recovery. Both segments operate under a common management structure that evaluates each of the Company's 61 service locations located in 22 states. The service locations are divided into two regions within the United States; the Western and Eastern Regions.

   The Transport segment provides transport services to a broad range of customers in the new and used vehicle markets. Revenue from transport services is derived according to pre-set rates based on mileage or a flat fee. Customers include automobile manufacturers, leasing and insurance companies, automobile auction companies, automobile dealers, as well as individual motorists.

   The Towing and recovery segment provides towing, impounding and storing services, lien sales and auto auctions of abandoned vehicles. In addition, the Towing and Recovery segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment. Revenue from Towing and Recovery services is principally derived from rates based on distance, time or fixed charges, and any related impound and storage fees. Customers include automobile dealers, repair shops and fleet operators, law enforcement agencies, municipalities and individual motorists.

 (b)Basis of Presentation

   The accompanying 1999 and 1998 consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

   The financial statements for the period from July 25, 1997 (inception) through December 31, 1997, present the activities of management in preparation for the Company's initial public offering and the acquisition of the seven original founding companies, and do not reflect the conduct of any operations.

 (c) Revenue Recognition

   The Company's revenue is derived from the provision of motor vehicle or equipment towing, recovery or transport services and fees related to vehicles towed, such as impound, storage, repair, abandoned car purchases or auction fees. Transport revenue is recognized upon the delivery of vehicles or equipment to their final destination, towing revenue is recognized at the completion of each towing engagement and revenues from impounding, storage, lien sales, repairs and auctions are recorded when the service is performed or when title to the vehicles has been transferred. Expenses related to the generation of revenue are recognized as incurred.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


 (d) Cash Equivalents

   Cash equivalents of $1,651 and $611 at December 31, 1999 and 1998, respectively, consisted of money market funds and interest-bearing certificates of deposit. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

 (e) Vehicles and Equipment

   Vehicles and equipment are recorded at cost or fair value as of the date of purchase under purchase accounting. Vehicles and equipment under capital leases are stated at the present value of minimum lease payments. Replacement of engines and certain other significant costs are capitalized. Expenditures for maintenance and repairs are expensed as costs are incurred.

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

   The Company provides for depreciation and amortization of vehicles and equipment over the following estimated useful lives:

      Transportation and towing equipment........................... 10-15 years
      Machinery and other equipment.................................  5-10 years
      Computer software and related equipment.......................   3-7 years
      Furniture and fixtures........................................     5 years
      Leasehold improvements........................................  3-10 years

 (f) Long-Lived Assets

   The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets acquired as part of a business combination accounted for using the purchase method are evaluated along with the allocated goodwill in the determination of recoverability. Goodwill is allocated based on the proportion of the fair value of the long-lived assets acquired to the purchase price of the business acquired. Recoverability of assets, including allocated goodwill, to be held and used is measured by a comparison of the carrying amount of those assets to the undiscounted future operating cash flows expected to be generated by those assets.

 (g) Goodwill

   Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 40 years. The Company considers 40 years as a reasonable life for goodwill in light of characteristics of the towing, recovery and transport industry, such as the lack of dependence on technological change, the many years that the industry has been in existence, the current trend towards outsourcing, recent double digit growth rate and stable nature of the customer base. In addition, the Company has acquired well established businesses that have generally been in existence for many years.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


   In accordance with Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets, the Company continually evaluates whether events and circumstances, that may affect the characteristics or comparable data discussed above, warrant revised estimates of the useful lives or recognition of a charge-off of the carrying amounts of the associated goodwill.

   The Company performs an analysis of the recoverability of goodwill using a cash flow approach consistent with the Company's analysis of impairment of long-lived assets under SFAS No. 121. This approach considers the estimated undiscounted future operating cash flows of the Company. The amount of goodwill impairment, if any, is measured on estimated fair value based on the best information available. The Company generally estimates fair value by discounting estimated future cash flows using a discount rate reflecting the Company's average cost of funds.

   Accumulated amortization at December 31, 1999 and 1998 was $7,184 and $1,745, respectively.

 (h) Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income in the period that includes the enactment date.

 (i) Comprehensive Income

   On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company does not presently have any elements of other comprehensive income as outlined in SFAS No. 130, and consequently, there is no difference between net income (loss) and comprehensive income (loss).

 (j) Stock-Based Compensation

   The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

 (k) Per Share Amounts

   Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (such as stock options and warrants).

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)

   The following tables provide calculations of basic and diluted earnings per share:

 Year ended December 31, 1999

                                                             Weighted
                                                             average   Per share
                                                  Net loss    shares    amounts
                                                  --------  ---------- ---------
     Basic loss per share........................ $(29,700) 16,933,114  $(1.75)
                                                  ========  ==========  ======
     Diluted loss per share...................... $(29,700) 16,933,114  $(1.75)
                                                  ========  ==========  ======

     The effect of options and warrants, earnout shares and shares held in escrow have been excluded at December 31, 1999, as the effect would be antidilutive. Additionally, shares issuable upon conversion of the convertible subordinated debentures have been excluded at December 31, 1999, as the effect would be antidilutive due to the adjustment (decrease in net loss) for interest expense.

 Year ended December 31, 1998

                                                             Weighted
                                                    Net      average   Per share
                                                   income     shares    amounts
                                                  --------  ---------- ---------
     Basic earnings per share.................... $  4,392  10,221,810  $  .43
                                                  ========  ==========  ======
     Effect of dilutive securities:
       Options and warrants......................      --      123,569
       Earnout shares............................      --        4,880
       Shares held in escrow.....................      --       39,645
                                                  --------  ----------
     Diluted earnings per share.................. $  4,392  10,389,903  $  .42
                                                  ========  ==========  ======

   Shares issuable upon conversion of the convertible subordinated debentures have been excluded at December 31, 1998, as the effect would be antidilutive due to the adjustment (increase in net income) for interest expense.

 For the period July 25, 1997 (inception) through December 31, 1997

                                                             Weighted
                                                             average   Per share
                                                  Net loss    shares    amounts
                                                  --------  ---------- ---------
     Basic loss per share........................ $   (174)  2,055,300  $ (.08)
                                                  ========  ==========  ======
     Diluted loss per share...................... $   (174)  2,055,300  $ (.08)
                                                  ========  ==========  ======

 (l) Advertising Costs

   Advertising costs are expensed as incurred and amounted to $1,398, $490 and $0 in 1999, 1998 and 1997, respectively.

 (m) Use of Estimates

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


 (n) Concentrations of Credit Risk

   The financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents, and trade receivables.

   The Company maintains cash and cash equivalents with various financial institutions. Cash equivalents include investments in money market securities and Certificates of Deposit. At times, such amounts may exceed the Federal Deposit Insurance Corporation limits. The Company attempts to limit the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

   Concentrations of credit risk with respect to receivables are limited, due to the wide variety of customers and markets in which the Company's services are provided, as well as their dispersion across many different geographic areas. To mitigate credit risk, the Company applies credit approvals and credit limits, and performs ongoing evaluations of its customers' financial condition. No single customer accounted for greater than 10% of trade receivables at December 31, 1999 and 1998.

 (o) Impact of Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 has subsequently been amended by SFAS No. 137 which delays the effective date for implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of SFAS No. 133 on the Company's consolidated financial statements.

 (p) Reclassifications

   Certain reclassifications of the prior year consolidated financial statements have been made to conform to current year presentation.

(2) Liquidity

   During the year ended December 31,1999, the Company incurred a loss from operations of $23,335 and a net loss of $29,700, and as of December 31, 1999 had an accumulated deficit of $25,482. In addition, the Company experienced a decline in cash flow from operations during the fourth quarter of 1999, as compared to the first three quarters of 1999.

   As discussed in note 10(a), during 1999, the Company obtained several amendments that waived existing technical defaults under its Amended and Restated Credit Agreement ("Amended Credit Agreement") and provided for specific limitations on the aggregate outstanding borrowings, as set forth in the Amended Credit Agreement.

   On March 29, 2000, the Company entered into a letter agreement related to the Amended Credit Agreement which waived, through April 28, 2000, the Company's non-compliance with certain financial covenants and provides that, upon the expiration of the waiver, unless a new waiver or amendment has been agreed to by the financial institutions ("bank group"), an immediate event of default shall exist under the Amended Credit Agreement. The Amended Credit Agreement is then subject to acceleration at any time. Consequently, the Company has classified its liability under the revolving credit agreement as a current liability in the accompanying consolidated balance sheets as of December 31, 1999. If the bank group elects to accelerate payment of the amounts due, the Company would be required to refinance its debt or obtain capital from other sources, including sales of assets or additional debt or equity securities, in order to meet its repayment obligations under the credit facility.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


   Management is currently pursuing various means of refinancing or replacing the Amended Credit Agreement. In addition, the Company has hired a new Chief Executive Officer who has reorganized the Company and implemented a number of initiatives designed to improve the Company's operating performance.

(3) Impairment Charge

   The Company periodically reviews the recorded value of its long-lived assets to determine if the carrying amount of those assets may not be recoverable based upon the future operating cash flows expected to be generated by those assets. In accordance with SFAS No. 121, during the fourth quarter of 1999, based upon a comprehensive review of the Company's long-lived assets, the Company recorded a non-cash impairment charge of $6,559 related to the write-down of a portion of the recorded asset values, including allocated goodwill, of six of the Company's divisions within the Towing and Recovery segment. The impairment charge was recognized when the future undiscounted cash flows of these divisions were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on the recent sale price of one of the divisions and by discounting estimated future cash flows associated with other divisions using a discount rate reflecting the Company's average cost of funds.

   Additionally, in connection with its analysis of the recoverability of goodwill as described in note 1(g), the Company recorded an impairment charge of $21,722 related to seven of the Company's divisions (four of the six divisions noted above and three additional divisions) within the Towing and Recovery segment and two of the Company's divisions within the Transport segment.

(4) Acquisitions

   On May 6, 1998, the Company acquired seven businesses, referred to as the "Founding Companies," for aggregate consideration (excluding assumed indebtedness) of $27,809 in cash and 2,375,741 shares of common stock valued at $24,708. Between May 7, 1998 and May 5, 1999, the Company acquired 49 other businesses, referred to as the "Acquired Companies," for aggregate consideration (excluding assumed indebtedness) of $110,074 in cash and 4,983,676 shares of common stock valued at $77,294. The Company has not completed any acquisitions since May 5, 1999. The acquired companies are located throughout the United States, with the majority located in the Western Region of the country. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of the acquired companies have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired, including certain direct costs associated with the acquisitions, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. The results of operations of the Founding Companies and the acquired Companies have been included in the Company's results of operations from their respective acquisition dates.

   As discussed in note 16(a), contingent consideration is due on certain acquired companies. In some cases, consideration is based on specific net revenue goals over each of the next five years. In other cases, contingent consideration is determined from the Company's evaluation of certain financial ratios or other contingencies, for a specific period of time subsequent to the dates of respective acquisitions. Contingent purchase price consideration is capitalized when earned and amortized over the remaining life of the goodwill associated with the respective acquisition.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


   The following unaudited pro forma financial information presents the combined results of operations as if all the acquisitions that have been made by the Company through December 31, 1999, had occurred as of January 1, 1998, after giving effect to certain adjustments including amortization of goodwill, additional depreciation expense, agreed-upon reductions in salaries and bonuses to former owners/shareholders and related income tax effects. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had a single entity operated during such periods.

                          Year ended December 31, 1999       Year ended December 31, 1998
                         -------------------------------  -----------------------------------
                                                                         (Unaudited)
                                                                          Proforma
                                                                          Combined
                                    (Unaudited)                           Founding
                          United     Proforma                            Companies
                           Road      Combined                 United        And
                         Services,   Acquired                  Road       Acquired
                           Inc.      Companies   Total    Services, Inc. Companies    Total
                         ---------  ----------- --------  -------------- ----------  --------
Net revenue............. $255,112     10,743     265,855     $87,919      195,359     283,278
                         ========     ======    ========     =======      =======    ========
Net income (loss)....... $(29,700)       634     (29,066)    $ 4,392       10,787      15,179
                         ========     ======    ========     =======      =======    ========
Diluted income (loss)
 per common share.......                        $  (1.63)                            $    .85
                                                ========                             ========

(5) Stockholders' Equity

   The Company effected a 100-for-one stock split on December 18, 1997 for each share of common stock then outstanding. In addition, the Company increased its authorized shares of common stock to 1,000,000 shares with a $.001 par value. Subsequently, and pursuant to an amended and restated certificate of incorporation of United Road Services, Inc., filed on February 23, 1998, the authorized number of shares was increased to 40,000,000 (35,000,000 common shares and 5,000,000 preferred shares). Also on February 23, 1998, the Company effected a 3.72 for 1 stock split for all outstanding common shares. Common stock has been retroactively reflected in the accompanying consolidated financial statements and related notes.

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

   As part of the financing of certain acquisitions discussed in note 4, the Company issued 5,053,268 shares of common stock at various dates during 1998. The net consideration for these issuances, after deducting applicable registration costs of $581, was $68,774, which has been recorded as purchase price for the applicable acquisitions.

   On April 7, 1999, 47,726 shares of common stock were issued as earn-out payments to the former owners of certain Founding Companies and one other acquired company. These earn-out payments were based on the

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)

achievement of certain net revenue targets (see note 16(a)). Included in due to related parties at December 31, 1998, was $362 representing the fair value of 19,519 shares of common stock, payable pursuant to these earn-out arrangements, based upon the December 31, 1998 closing price of the Company's common stock. The additional 28,207 shares were issued as a result of the decline in the Company's common stock price subsequent to December 31, 1998 that resulted in additional shares of common stock being issued under the contractual provisions of the earn-out agreements.

   At various dates during 1999, an additional 196,263 shares of common stock were issued as additional consideration for certain 1998 acquisitions. These shares represented withheld purchase price that was released based upon the achievement of certain financial ratios, or other contingencies, by certain acquired companies after a contractually defined period of time as discussed in note 16(d). The recorded consideration for these issuances was $3,129.

   As part of the financing of certain 1999 acquisitions discussed in note 4, the Company issued an additional 1,883,171 shares of common stock at various dates. The net consideration for these issuances, after deducting applicable registration costs of $528, was $28,990, which has been recorded as purchase price for the applicable acquisitions.

   During 1998, the United Road Services, Inc. 1998 Stock Option Plan was adopted by the Company. Under the plan, options to purchase common stock may be granted to directors, executive officers, key employees and consultants of the Company. The maximum number of shares of common stock that may be subject to options granted under the plan may not exceed, in the aggregate, 1,278,847 shares. Shares of common stock that are attributable to grants that have expired or been terminated, cancelled or forfeited are available for issuance in connection with future grants. Stock options expire after ten years from the date granted and are generally exercisable in one-third increments per year beginning one year from the date of grant. Outstanding options may be canceled and reissued under terms specified in the plan. During 1999, 1,000 shares of common stock were issued upon exercise of options under the plan.

   On September 23, 1998, the United Road Services, Inc. 1998 Non-Qualified Stock Option Plan was adopted by the Company. Under the plan, options to purchase common stock may be granted to key employees and consultants who are neither directors nor executive officers of the Company. The maximum number of shares of common stock that may be subject to options granted under the plan may not exceed, in the aggregate, 500,000 shares. Shares of common stock that are attributable to grants that have expired or been terminated, cancelled or forfeited are available for issuance in connection with future grants. Stock options expire after ten years from the date granted and are exercisable in one-third increments per year beginning one year from the date of grant. Outstanding options may be canceled and reissued under terms specified in the plan.

   On October 11, 1999, 750,000 options to purchase common stock were granted to the Company's Chief Executive Officer under an executive option agreement. The stock options expire after ten years from the date granted and are exercisable in one-third increments per year beginning one year from the date of grant.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


   The following table summarizes activity under the Company's stock option plans:

 Year ended December 31, 1999

                                                   Number of  Weighted-average
                                                    shares     exercise price
                                                   ---------  ----------------
     Options outstanding at beginning of year..... 1,077,900      $ 12.22
     Granted...................................... 1,134,150         4.14
     Exercised....................................    (1,000)        4.69
     Forfeited....................................  (231,700)       11.25
                                                   ---------      -------
     Options outstanding at end of year........... 1,979,350      $  7.70
                                                   =========      =======
     Options exercisable at December 31, 1999.....   410,663
                                                   =========
     Weighted-average fair value of options
      granted during the year.....................                $  3.82
                                                                  =======


 Year ended December 31, 1998
                                                   Number of  Weighted-average
                                                    shares     exercise price
                                                   ---------  ----------------
     Options outstanding at beginning of year.....       --       $   --
     Granted...................................... 1,080,850        12.22
     Forfeited....................................    (2,950)       15.11
                                                   ---------      -------
     Options outstanding at end of year........... 1,077,900      $ 12.22
                                                   =========      =======
     Options exercisable at December 31, 1998.....       --
                                                   =========
     Weighted-average fair value of options
      granted during the year.....................                $  5.95
                                                                  =======

   The per share weighted-average fair values of stock options granted during 1999 and 1998 were determined using the Black-Scholes option-pricing model with the following weighted average assumptions: (i) risk-free interest rate of approximately 6.3% and 4.5%, respectively, (ii) expected life of 5 years,
(iii) volatility of approximately 108% and 50%, respectively, and (iv) expected dividend yield of 0%.

   The following table summarizes information about stock options outstanding as of December 31, 1999:

                               Options outstanding
      -------------------------------------------------------------------------------
        Range of                                                     Weighted-average
        exercise          Number            Weighted-average            remaining
         prices         outstanding          exercise price          contractual life
        --------        -----------         ----------------         ----------------
      $  2.75-4.00         899,500               $ 3.01                 9.8 years
        4.01-10.25         606,400                 8.18                 8.6 years
       10.26-16.00         357,250                14.87                 8.5 years
       16.01-25.50         116,200                19.58                 8.7 years
                         ---------
                         1,979,350
                         =========

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


   Following are the shares of common stock reserved for issuance and the related exercise prices for the outstanding stock options, convertible subordinated debentures and warrants at December 31, 1999:

                                                        Number of Exercise price
                                                         shares     per share
                                                        --------- --------------
      1998 Stock Option Plan...........................   894,450  $3.31-25.50
      1998 Non-Qualified Stock Option Plan.............   334,900   2.75-18.38
      Executive option agreement.......................   750,000         2.91
      Convertible subordinated debentures.............. 5,391,760
      Warrants.........................................   117,789
                                                        ---------
        Shares reserved for issuance................... 7,488,899
                                                        =========

   The Company applies APB Opinion No. 25 in accounting for its stock option plans and, since the exercise price of stock options granted under the Company's stock option plans is not less than the market price of the underlying stock on the date of grant, no compensation cost has been recognized for such grants. Under SFAS No. 123, Accounting for Stock Based Compensation, compensation cost for stock option grants would be based on the fair value at the grant date, and the resulting compensation expense would be shown as an expense on the consolidated statements of operations. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1999 and 1998 would have resulted in the following pro forma amounts:

                                                                  1999    1998
                                                                --------  -----
     Net income (loss):
       As reported............................................. $(29,700) 4,392
                                                                ========  =====
       Pro forma...............................................  (33,930) 3,321
                                                                ========  =====
     Per share amounts:
      Basic earnings (loss) per share:
       As reported............................................. $  (1.75)   .43
                                                                ========  =====
       Pro forma...............................................    (2.00)   .32
                                                                ========  =====
      Diluted earnings (loss) per share:
       As reported............................................. $  (1.75)   .42
                                                                ========  =====
       Pro forma...............................................    (2.00)   .32
                                                                ========  =====

   The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


(6) Vehicles and Equipment

   Vehicles and equipment at December 31, 1999 and 1998 consists of the following:

                                                                 1999     1998
                                                               --------  ------
     Transportation and towing equipment...................... $ 74,675  42,806
     Machinery and other equipment............................    1,782   1,399
     Computer software and related equipment..................   10,850   3,888
     Furniture and fixtures...................................    1,071     587
     Leasehold improvements...................................    1,982   1,426
                                                               --------  ------
                                                                 90,360  50,106
     Less accumulated depreciation and amortization...........  (12,148) (3,292)
                                                               --------  ------
                                                               $ 78,212  46,814
                                                               ========  ======

   Depreciation and amortization expense of vehicles and equipment was $9,287, $3,292 and $0 in 1999, 1998 and 1997, respectively.

   Included in vehicles and equipment at December 31, 1999 and 1998 are costs of $1,348 and $1,107, respectively, and accumulated amortization of $183 and $70, respectively, relating to certain transport and towing equipment recorded as capital leases. Amortization expense of $129 and $70 relating to transport and towing equipment capital leases was included in depreciation and amortization expense at December 31, 1999 and 1998, respectively.

(7) Equipment Under Financing Contracts

   The Company has guaranteed lease obligations for certain independent carriers who lease equipment from financing companies. The guarantee includes payment of the monthly installments should the primary lessee default, as well as a specified minimum residual value at the end of the lease term. In return for the lease guarantee, the independent carrier agrees to subcontract the equipment to the Company for the duration of the lease term. For accounting purposes, the Company has recorded the rights to the equipment and the corresponding obligation under the equipment financing contracts. The recorded value of both the asset and liability related to the financing contracts is determined based on the present value of the future minimum installment payments and the guaranteed residual value using the rate implicit in the lease agreements.

   The following is a summary of obligations under equipment financing contracts at December 31, 1999 :

       Year ending December 31:
         2000.......................................................... $  569
         2001..........................................................    705
         2002..........................................................    429
         2003..........................................................    400
         2004..........................................................     66
                                                                        ------
         Total minimum obligations (includes residual guarantees
          of $550).....................................................  2,169
         Less: imputed interest (at rates from 7.25% to 10.50%)........   (254)
                                                                        ------
         Present value of future minimum obligations, $435 of which is included in current assets and liabilities at December 31,
          1999......................................................... $1,915
                                                                        ======

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


   During 1999 and 1998, installment payments of $670 and $470, respectively, related to the obligations for equipment under financing contracts are included in cost of revenue in the accompanying consolidated statements of operations. Of these amounts, $153 and $140 represent interest charges which were withheld from the amounts paid to the respective independent contractors and remitted directly to the financing companies during 1999 and 1998, respectively. At December 31, 1999, the restricted amount of $73 was included in cash and cash equivalents in the accompanying consolidated balance sheet.

(8) Deferred Financing Costs

   Deferred financing costs at December 31, 1999 and 1998 are associated with the Company's revolving credit facility and the convertible subordinated debentures, and consist of the following:

                                                                    1999  1998
                                                                   ------ -----
     Revolving credit facility, net of accumulated amortization of $753 and $201 in 1999 and 1998, respectively............. $  778 1,358
     Convertible subordinated debentures, net of accumulated
      amortization
      of $367 and $18 in 1999 and 1998, respectively..............  3,331 2,194
                                                                   ------ -----
                                                                   $4,109 3,552
                                                                   ====== =====

   Included within the deferred financing costs associated with the revolving credit facility is a non-cash amount of $469 for the issuance of 117,789 warrants at an exercise price of $13.00 per share as consideration for services rendered in establishing the revolving credit facility. The compensatory amount was determined using the Black-Scholes option-pricing model.

   As discussed in note 10 (a), the Company's allowable outstanding principal, plus the stated amount of all letters of credit, under its revolving credit agreement was reduced from $90,000 to $58,000 on November 12, 1999 and was further reduced to $55,000 effective January 1, 2000. As a result of these reductions in borrowing capacity, the Company has recorded a write-off of previously recorded deferred financing costs in the amount of $405. In addition, the Company wrote off costs of $624 representing deferred financing costs related to an increased credit facility which was terminated during 1999. These amounts have been included in interest expense on the consolidated statement of operations for the year ended December 31, 1999.

(9) Accrued Expenses

   Accrued expenses at December 31, 1999 and 1998 consist of:

                                                                     1999  1998
                                                                    ------ -----
      Accrued payroll and related costs............................ $3,790 2,412
      Accrued insurance............................................  2,940 1,362
      Accrued severance............................................    790   --
      Other accrued liabilities....................................  1,969   554
                                                                    ------ -----
                                                                    $9,489 4,328
                                                                    ====== =====

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


(10) Debt

   Debt obligations at December 31, 1999 and 1998 consists of the following:

                                                                  1999     1998
                                                                --------- ------
      Revolving credit facility, interest at the Base rate, as
       defined, (9.50% at December 31, 1999), secured by
       substantially all of the net tangible assets of the
       Company (a)............................................  $  50,650 18,800
      Convertible subordinated debentures bearing interest at
       8% annually, maturing in 2008 (b)......................     80,876 43,732
                                                                --------- ------
        Total debt obligations................................  $ 131,526 62,532
                                                                ========= ======

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

   On November 2, 1998 and December 3, 1998, the Credit Agreement was amended and restated. The Amended Credit Agreement provided for an increase in the amount available under the revolving credit facility to $90,000 and permitted additional debt, as defined in the agreement, outside of the credit facility including the Company's 8% convertible subordinated debentures.

   On November 12, 1999, the Amended Credit Agreement was further amended ("Second Amendment") to decrease the amount of allowable aggregate outstanding principal, plus the stated amount of all letters of credit, to $58,000 through December 31, 1999, and $55,000 after January 1, 2000. The Second Amendment also provided for an increase in the interest base rate margin from 0.5% to 1%, the amendment of certain financial covenants, and the waiver of the Company's non-compliance with specific financial covenants as defined in the Amended Credit Agreement.

   On January 31, 2000, the third amendment ("Third Amendment") to the Amended Credit Agreement was executed. This amendment increased the interest base rate margin to 1.25% through March 31, 2000, and provided for additional and increased fees along with changes to certain financial covenants. The Third Amendment also waived the Company's non-compliance with certain financial covenants through March 31, 2000.

   On March 29, 2000, a letter agreement ("Fourth Amendment") related to the Amended Credit Agreement was executed which extended the waiver of the Company's non-compliance with certain financial covenants through April 28, 2000. As discussed in note 2, unless a new waiver or amendment is received or the amounts outstanding under the credit facility are refinanced on or before April 28, 2000, an immediate event of default shall exist under the Amended Credit Agreement resulting in any amounts due under the credit facility being subject to acceleration at the election of the bank group. There can be no assurance that the Company will be granted additional waivers or obtain additional sources of funds to enable the refinancing of the Amended Credit Agreement. Therefore, all amounts due under the Amended Credit Agreement have been reclassified as a current liability on the accompanying consolidated balance sheet as of December 31, 1999.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)

   The interest rate on outstanding borrowings is the Base rate (higher of the Federal funds rate plus 0.5% or the reference rate, as defined) plus the Base rate margin. A non-use fee is payable on the unused portion of the credit facility at the rate of 0.5% per year, payable quarterly. As part of the Third Amendment discussed above, a variable usage fee based on the daily average amounts of principal outstanding, plus amounts subject to letters of credit, is payable at a maximum rate of 0.75% per year, payable monthly. Also included in the Third Amendment is an earnings shortfall fee which will be assessed if the Company does not meet certain defined monthly earnings before interest, taxes, depreciation and amortization ("EBITDA") levels beginning with the month ended December 1999. The maximum amount of this earnings shortfall fee is 0.08% of the commitment amount.

   The Amended Credit Agreement provides for various covenants, including requirements for the Company to achieve certain consolidated net income and EBITDA levels, the maintenance of defined financial ratios, and the prohibition of the declaration or payment of any cash dividends or stock purchases or redemptions. As noted above, the Third and Fourth Amendments waived the non-compliance with certain financial covenants as of December 31, 1999 through April 28, 2000, respectively.

   In addition, the Third Amendment to the Amended Credit Agreement requires that asset dispositions in excess of $500 in any fiscal year result in a permanent reduction in the commitment amount in an amount equal to 75% of the net cash proceeds derived from these asset dispositions. Any principal amounts outstanding, plus outstanding letters of credit, exceeding the reduced commitment amount shall be payable by the Company immediately.

   As of December 31, 1999 and 1998, the Company had a total of $50,650 and $18,800 outstanding under the revolving credit facility and had utilized approximately $3,388 and $1,850 of the credit facility for letters of credit, respectively. The letters of credit were established to secure certain insurance obligations and performance bonds and expire at various dates during 2000. As of December 31, 1999 and 1998, the borrowing availability under the revolving credit facility was $962 and $69,350, respectively.

 (b) Convertible Subordinated Debentures

   On December 7, 1998, the Company completed the initial sale of 8% convertible subordinated debentures ("Debentures") with a principal amount of $43,500. On March 16, 1999, the Company completed an additional sale of Debentures with a principal amount of $31,500. The Debentures have a maturity date of December 7, 2008, unless converted or redeemed earlier. The sales were completed subject to a Purchase Agreement with Charter URS LLC ("Charterhouse"), dated November 19, 1998, which provides for the issuance to Charterhouse of up to $75,000 of Debentures. The net proceeds from the sales were used to repay amounts owed under the aforementioned revolving credit facility and to finance acquisitions and working capital. The Debentures are subordinate to all existing and future senior indebtedness including amounts outstanding under the revolving credit facility.

   Under the provisions of the Purchase Agreement, Charterhouse may, at any time, at its option, declare the Debentures then outstanding to be immediately due and payable if the Company is in default in the performance of or compliance with any term of any indebtedness with aggregate outstanding principal of at least $1,000 and, as a consequence of such default, such indebtedness has become, or has been declared due and payable before its stated maturity or before its regularly scheduled dates of payment. The Company has received a waiver of non-compliance with specific covenants under the Amended Credit Agreement through April 28, 2000. Should amounts outstanding under the Amended Credit Agreement be declared due and payable by the bank group at that time or subsequently, Charterhouse could accelerate repayment of all

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)

amounts outstanding under the Debentures, subject to the interests of the bank group under the Amended Credit Agreement which are senior to those of Charterhouse. Until all amounts outstanding under the Amended Credit Agreement have been paid in full, or without express prior written consent of the bank group under the Amended Credit Agreement, Charterhouse may not demand or receive payment from the Company.

   The Debentures are convertible, by the holder, into shares of the Company's common stock at any time through the maturity date at a conversion price of $15.00 per share. The conversion price is adjustable for certain events as defined in the Purchase Agreement. The conversion price exceeded the fair market value of the Company's common stock on the date of execution of the Purchase Agreement. As part of the Purchase Agreement, the Company is restricted from declaring or paying a dividend.

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

   The Debentures bear interest at a rate of 8% per annum. Until December 7, 2003, such interest shall be paid by the issuance of additional debentures in the principal amount of the interest payable. The Company has recorded additional principal of $232 representing interest for the period December 8, 1998 through December 31, 1998, and $5,644 representing interest for the period January 1, 1999 through December 31, 1999. Subsequent to December 7, 2003, interest shall be paid, at the Company's discretion, by the issuance of additional debentures in the principal amount of the interest payable or in cash.

   At December 31, 1999, debt maturities, assuming no further waivers of the existing defaults are granted under the Amended Credit Agreement and the bank group elect to accelerate repayment of amounts outstanding thereunder, are as follows:

           2000............................... $  50,650
           2001-2004..........................        --
           Thereafter.........................    80,876
                                               ---------
                                               $ 131,526
                                               =========

(11) Leases

   The Company leases both facilities and equipment used in its operations and classifies those leases as either operating or capital leases following the provisions of SFAS No. 13, Accounting for Leases. Concurrent with certain acquisitions, the Company has entered into various noncancelable agreements with the former owners/shareholders of the companies acquired to lease facilities used in the Company's operations. The terms of the Company's operating leases range from one to twenty years and certain lease agreements provide for price escalations. Rent expense incurred by the Company was $8,386, $2,518 and $0 in 1999, 1998 and 1997, respectively. Included within rent expense was $2,542, $1,024 and $0 in 1999, 1998 and 1997, respectively, that was paid to the former owners/shareholders.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


   Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1999 are as follows:

                                                            Operating leases
                                                Capital   ---------------------
                                                 lease    Related
     Year ending December 31                  obligations  party  Other  Total
     -----------------------                  ----------- ------- ------ ------
     2000...................................     $ 329     2,675   5,281  7,956
     2001...................................       213     2,639   4,363  7,002
     2002...................................       174     2,590   2,880  5,470
     2003...................................        47     1,826   1,547  3,373
     2004...................................        --       691   1,289  1,980
     Thereafter.............................        --     4,648     679  5,327
                                                 -----    ------  ------ ------
     Future minimum lease payments..........       763    15,069  16,039 31,108
                                                          ======  ====== ======
     Less: imputed interest.................       (93)
                                                 -----
     Present value of minimum lease
      payments..............................     $ 670
                                                 =====

(12) Income Taxes

   Income tax (benefit) expense at December 31, 1999 and 1998 consists of the following:

                                                                   1999    1998
                                                                 --------  -----
      Current:
        Federal................................................  $ (1,501) 1,555
        State..................................................      (116)   289
                                                                 --------  -----
                                                                   (1,617) 1,844
                                                                 --------  -----
      Deferred:
        Federal................................................    (3,287) 1,408
        State..................................................      (254)   251
                                                                 --------  -----
                                                                   (3,541) 1,659
                                                                 --------  -----
                                                                 $ (5,158) 3,503
                                                                 ========  =====

   The following table reconciles the expected tax (benefit) expense at the Federal statutory rate to the effective tax rate for the year ended December 31, 1999 and 1998:

                                                   1999              1998
                                              ----------------   ------------
                                               Amount      %     Amount   %
                                              ---------  -----   ------- ----
   Pre-tax income (loss) at statutory rate... $ (11,852) (34.0)  $ 2,684 34.0
   State taxes, net of federal benefit.......      (372)  (1.1)      356  4.5
   Non-deductible goodwill...................     1,344    4.1       431  5.5
   Impairment of non-deductible goodwill.....     5,634   15.9        --   --
   Other.....................................        88    0.3        32  0.4
                                              ---------  -----   ------- ----
                                              $ (5,158)  (14.8)% $ 3,503 44.4%
                                              =========  =====   ======= ====

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                                                1999     1998
                                                              --------  ------
   Deferred tax assets:
     Accounts receivable, due to allowance for doubtful
      accounts..............................................  $    915      72
     Non-deductible accruals................................       --       79
     Intangible assets......................................       658     305
     Goodwill, due to impairment charge associated with tax
      deductible portion....................................     4,291     --
     Net operating loss carryforward........................     5,572     --
     Other, net.............................................       191     188
                                                              --------  ------
       Total gross deferred tax assets......................    11,627     644
       Less valuation allowance.............................       --      --
                                                              --------  ------
                                                                11,627     644
   Deferred tax liabilities:
     Vehicles and equipment, due to differences in
      depreciation lives and methods........................    (8,914) (4,168)
     Computer software, due to acceleration of research and
      experimentation credit................................    (1,156)   (596)
     Goodwill, due to differences in amortization lives
      associated with tax deductible portion................    (1,633)   (463)
     Goodwill, due to acceleration of certain acquisition
      costs for tax purposes................................    (1,872)    --
     Other taxable temporary differences, due to differences
      in basis of accounting for companies acquired.........      (671)   (378)
     Other, net.............................................       (47)    --
                                                              --------  ------
       Net deferred tax liability...........................  $ (2,666) (4,961)
                                                              ========  ======

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the two previous tax years to which tax loss carryback can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future income, taxable income in the carryback period and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible and the amount of tax loss carryback available, management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced. At December 31, 1999, the Company has a $15.2 million net operating loss carryforward which expires if unused in 2019.

   Under the Internal Revenue Code, the use of loss carryforwards may be limited if a change in ownership of the Company occurs under Section 382 of the Internal Revenue Code. The change in ownership determination is a specific calculation and must take into consideration all changes in ownership, including but not limited to changes in the percentage ownership or composition of the stockholder group. The Company

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)

does not believe that it has experienced an ownership change to date. However, the Company may experience an ownership change as a result of future transactions affecting its direct and/or indirect stock ownership. An ownership change could limit the Company's ability to use its existing net operating loss carryforward.

(13) Special Charges

   In September 1999, the Company recorded a special charge of $1,138 relating to the strategic decision not to pursue its acquisition program in the near term. This charge, included within selling, general and administrative expenses, represents professional fees and compensation contractually required to be paid in connection with the termination of certain acquisition consultants. At December 31, 1999, $16 of this compensation accrual is included in accrued expenses within the accompanying consolidated balance sheet.

   In June 1999, the Company recorded a special charge of $735 relating to the resignation of its then Chairman and Chief Executive Officer. Additionally, in December 1999, the Company recorded a special charge of $946 relating to the departure of two members of senior management. These charges, included in selling, general and administrative expenses, consisted of guaranteed compensation and related fringe benefits. At December 31, 1999, $774 of this compensation accrual is included in accrued expenses and $640 is included in other long-term liabilities within the accompanying consolidated balance sheet.

(14) Segment and Related Information

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

   Net revenue from one customer was in excess of 10% of the Company's consolidated net revenue for the year ended December 31, 1999. Net revenue generated from this customer was $26,701 (10.5% of net revenue) and is attributable to the Company's Transport segment. For the year ended December 31, 1998, no individual customer represented 10% or more of the Company's consolidated net revenue.

   The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies, as outlined in note 1. For the year ended December 31, 1998, the Company's first year of operations, the Company evaluated the performance of its operating segments based on income (loss) before income taxes. During the year ended December 31, 1999, management has determined that a more appropriate measure of the performance of its operating segments may be made through an evaluation of each segment's income (loss) from operations. Accordingly, the Company's summarized financial information regarding the Company's reportable segments have been presented through income (loss) from operations for the years ended December 31, 1999 and 1998. Intersegment revenues and transfers are not significant.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


   Summarized financial information for the years ended December 31, 1999 and 1998 concerning the Company's reportable segments is shown in the following table:

 Year ended December 31, 1999

                                                  Towing and
                                        Transport  Recovery   Other    Total
                                        --------- ---------- -------  -------
     Net revenues from external
      customers........................ $155,333    99,779       --   255,112
     Cost of revenue, (including
      depreciation)....................  122,774    79,814       --   202,588
     Impairment charge.................   10,053    18,228       --    28,281
     Income (loss) from operations.....    5,281   (14,571)  (14,045) (23,335)
     Interest income...................       19        --        58       77
     Interest expense..................       51        11    11,357   11,419
     Total assets......................  190,506   119,272    12,667  322,445
     Capital expenditures..............   10,064     4,127     5,997   20,188
     Depreciation and amortization.....    7,789     6,590     1,248   15,627

 Year ended December 31, 1998

                                                    Towing and
                                          Transport  Recovery  Other    Total
                                          --------- ---------- ------  -------
     Net revenues from external
      customers.......................... $ 46,908    41,011      --    87,919
     Cost of revenue, (including
      depreciation)......................   34,955    29,810      --    64,765
     Income from operations..............    7,886     4,706   (3,611)   8,981
     Interest income.....................       25        19      614      658
     Interest expense....................      160        69    1,359    1,588
     Total assets........................  115,324   126,479    6,929  248,732
     Capital expenditures................    5,177     3,322    2,798   11,297
     Depreciation and amortization.......    1,948     2,895      413    5,256

   The following are reconciliations of the information used by the chief operating decision maker for the years ended December 31, 1999 and 1998 to the Company's consolidated totals:

                                                              1999      1998
                                                            ---------  -------
     Reconciliation of income (loss) before income taxes:
       Total profit (loss) from reportable segments........ $  (9,290)  12,592
       Unallocated amounts:
         Interest income...................................        77      658
         Interest expense..................................   (11,419)  (1,588)
         Depreciation and amortization.....................    (1,248)    (413)
         Other selling, general and administrative costs...   (12,797)  (3,198)
         Other expense, net................................      (181)    (156)
                                                            ---------  -------
           Income (loss) before income taxes............... $ (34,858)   7,895
                                                            =========  =======
     Reconciliation of total assets:
       Total assets from reportable segments...............   309,778  241,803
       Unallocated amounts:
         Prepaid income taxes..............................     3,534      465
         Vehicles and equipment, net.......................     4,945    2,604
         Deferred financing costs, net.....................     4,109    3,552
         Other non-current assets..........................        79      308
                                                            ---------  -------
           Total assets.................................... $ 322,445  248,732
                                                            =========  =======

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


(15) Commitments and Contingencies

 (a) Purchase Commitments

   As of December 31, 1999, the Company had entered into commitments to purchase 104 Transport and Towing and Recovery vehicles for approximately $17,075. Included in these amounts is an agreement for 100 vehicles for approximately $16,742 with one vehicle manufacturer. In March, 2000, this agreement was amended, resulting in a reduced commitment to purchase 60 vehicles for approximately $10,038.

 (b) Employment Contracts

   During 1998 and 1999, the Company entered into certain employment agreements with members of senior management, as well as previous owners or key employees of the companies acquired. Certain of these agreements represent noncancelable contracts whereby, if the individual is discharged, the remaining term of the severance payments are required to be made throughout the remaining term of the agreement. The terms of these noncancelable agreements range through May 2003.

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

 (d) Employee Benefit Plans

   The Company maintains certain 401(k) plans that enable eligible employees to defer a portion of their income through contributions to the plans. The Company contributed $863 and $35 to these plans during the years ended December 31, 1999 and 1998, respectively.

(16) Related Party Transactions

 (a)  Earn-out Payments

   The Company is obligated to make certain earn-out payments to the former owners of the Founding Companies and one other acquired company. For each of the years 1998 through 2002, the Company is required to make an earn-out payment to the former owners of each of these companies that achieves certain net revenue targets. The net revenue target for 1998 was generally 110% of 1997 net revenue of the particular company, and for the years 1999 through 2002 the net revenue target is 110% of the greater of the prior year's actual net revenue or target net revenue. If the net revenue target is achieved for a particular year, an initial payment in shares of common stock, generally equal to 5% of the excess of actual net revenue over the net revenue target, is due. In addition, upon achievement of the net revenue target for a particular year, subsequent and equal payments will also be due for each year through 2002, provided that the actual net revenue for the respective subsequent year exceeds the actual net revenue for the year that the net revenue target was first achieved.

   At December 31, 1999 and 1998, the Company has recorded additional goodwill and a liability within due to related parties on the accompanying consolidated balance sheets in the amount of $450 and $362, respectively, related to these earn-out arrangements. The accrued amount represents the fair value of 277,225

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)

and 19,519 shares of common stock at December 31, 1999 and 1998, respectively, payable pursuant to such arrangements. During 1999, earn-out payments were made in the form of $267 in cash and the issuance of 47,726 shares of the Company's common stock valued at $223. These amounts differ from the amount accrued at December 31, 1998, as a consequence of the decline in the Company's common stock price subsequent to December 31, 1998, that resulted in additional shares of common stock being issued.

 (b) Employment and Consultant Agreements with Directors

   In 1998, the Company entered into consultant agreements with two directors. Pursuant to these agreements, each of the directors were entitled to receive from the Company a consulting fee equal to two percent of the gross revenue of each company that the respective director assisted the Company in acquiring, with the fee being based upon such acquired company's gross revenue for the twelve months immediately preceding the acquisition. These consultant agreements were terminated in September 1999. In addition, the Company entered into an employment agreement, in 1998, with a third director pursuant to which the director serves as a Vice President of the Company for a term of three years, with an annual base salary of $150,000. The employment and consultant agreements described above also contain covenants not to compete with the company for one year after the termination of the agreements.

 (c) Employment and Consultant Agreements With Former Owners

   Upon consummation of certain acquisitions, the Company has entered employment or consultant agreements with certain former owners of the companies acquired. These agreements range from a term of one to five years, and vary on a case-by-case basis, relative to compensation, duties and compensation guarantees. Under certain negotiated agreements, the company has agreed on compensation amounts in excess of the current market value. For the years ended December 31, 1999 and 1998, the Company has recorded $2,539 and $404, respectively, of the excess compensation as additional purchase price consideration and will amortize this amount over the remaining life of the goodwill associated with the company acquired.

 (d) Holdback

   During 1999 and 1998, the Company has withheld consideration in connection with certain acquisitions in the form of cash and/or common stock that will be released based on the achievement of certain financial ratios, or other contingencies, after a contractually defined period of time. The Company does not record a liability for the cash withheld or consider the shares of common stock issued, but held in escrow, to be outstanding until the satisfaction of the defined contingencies. At December 31, 1999 the Company had cash and shares of common stock withheld of $884 and 226,715, respectively. At December 31, 1998, the Company had cash and shares of common stock withheld of $1,461 and 241,081 shares, respectively.

 (e) Lease Agreements

   As described in note 11, concurrent with the acquisition of certain companies, the Company has entered into various agreements with former owners to lease land and buildings used in the Company's operations. In the opinion of management, these agreements were entered into at a fair market value of the property being leased.

 (f) Employee Lease Agreement

   During 1999, the Company paid $10,500 to Translesco, Inc. ("Translesco"), in connection with an agreement whereby the Company leases employees from Translesco to provide services to one of the divisions within the Company's Transport Division. The President of the Company's Transport Division is the majority owner of Translesco. The Company may continue to lease employees from Translesco until such time as the Company determines otherwise.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


(17) Financial Instruments

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

   The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and Cash Equivalents, Receivables, Notes Payable, and Accounts Payable--The carrying amount approximates fair value due to the short maturity of these instruments.

    Long-term Debt--The carrying amount of the Company's bank borrowings under the revolving credit facility approximate the fair value because the interest rates are based on floating rates identified by reference to market rates. At December 31, 1999, management estimates that the fair value of the convertible subordinated debentures approximates $59,926. This amount was estimated based upon rates currently available to the Company for indebtedness with similar terms and maturities.

    Letters of Credit--The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The contract value and fair value of the letters of credit at December 31, 1999 and 1998 was $3,388 and $1,850, respectively.

 (b) Off-Balance Sheet Risk

   In the normal course of business, the Company is a party to letters of credit which are not reflected in the accompanying consolidated balance sheets. Such financial instruments are to be valued based on the amount of exposure under the instrument and the likelihood of performance being requested. No claims have been made against these letters of credit and management does not expect any material losses to result from these off-balance sheet instruments. At December 31, 1999 and 1998, the Company has letters of credit outstanding totaling $3,388 and $1,850, respectively.

(18) Quarterly Consolidated Financial Data (Unaudited)

   The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 1999 and 1998:

                                       1999 Quarterly period ended
                             -------------------------------------------------
                             March 31 June 30(b) September 30(c) December 31(d)
                             -------- ---------- --------------  -------------
Net revenues...............  $59,453    65,482       64,150          66,027
Income (loss) from
 operations................    5,876     4,009       (1,643)        (31,577)
Net income (loss)..........    2,010       470       (3,687)        (28,493)
Basic earnings (loss) per
 common share (a)..........  $   .12       .03         (.22)          (1.66)
                             =======    ======       ======         =======
Diluted earnings (loss) per
 common share (a)..........  $   .12       .03         (.22)          (1.66)
                             =======    ======       ======         =======

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


                                                 1998 Quarterly period ended
                                              ---------------------------------
                                                       June  September December
                                              March 31  30      30        31
                                              -------- ----- --------- --------
Net revenues................................   $   --  8,468  36,374    43,077
Income (loss) from operations...............     (390)   544   4,167     4,660
Net income (loss)...........................     (232)   457   1,970     2,197
Basic earnings (loss) per common share (a)..   $ (.08)   .05     .14       .15
                                               ======  =====  ======    ======
Diluted earnings (loss) per common share
 (a)........................................   $ (.08)   .05     .14       .15
                                               ======  =====  ======    ======

--------
(a) Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings (loss) per common share does not equal the total computed for the year as a result of the increase in outstanding common shares due to shares issued in conjunction with certain acquisitions as discussed at note 4.
(b) During the quarterly period ended June 30, 1999, the Company recorded severance expense of $735 related to the departure of its then Chairman and Chief Executive Officer.
(c) During the quarterly period ended September 30, 1999, the Company recorded a special charge of approximately $1,138 relating to the strategic decision not to pursue its acquisition program in the near term. These costs represented professional fees and compensation paid in connection with the termination of certain acquisition consultants. Also related to the decision not to pursue its acquisition program was the termination of a $225,000 revolving credit agreement resulting in $624 being expensed as discussed in note 8. The aggregate effect of these entries resulted in a pretax loss of $1,762 during the quarterly period ended September 30, 1999.
(d) During the quarterly period ended December 31, 1999, the Company recorded an impairment charge of $28,281 (see note 3). The Company also recorded $946 in severance expense related to the departures of two members of senior management during the quarterly period ended December 31, 1999. As a result of the decrease in borrowing capacity under the revolving credit agreement, as discussed at notes 8 and 10(a), a write-off of $405 was recorded. The aggregate effect of these entries resulted in a pretax loss of $29,632 during the quarterly period ended December 31, 1999.

(19) Subsequent Events

 (a) Disposition

   On February 11, 2000, the Company sold the capital stock of Northshore Towing, Inc., North Shore Recycling, Inc. and Evanston Reliable Maintenance, Inc. (collectively "Northshore") located in Chicago, Illinois, for cash proceeds of $450 and a secured non-interest bearing promissory note in the principal amount of $500. Northshore was a division within the Company's Towing and Recovery segment.

 (b) Amended Credit Agreement Waiver

   On April 12, 2000, the Company received a waiver from the bank group with respect to the Company's failure to deliver the required audited consolidated financial statements within 90 days after the close of the Company's year ended December 31, 1999.

 (c) Stock Purchase Agreement

   On April 14, 2000, the Company entered into a Stock Purchase Agreement (the "KPS Agreement") with KPS for the sale of shares of Series A Preferred Stock to KPS for an aggregate purchase price of $25 million. Holders of Series A Preferred Stock are entitled to cumulative dividends of 5.5% per annum for six years after the closing date of the KPS Transaction and 5% per annum thereafter payable, until 2005, either in cash or in shares of the Company's Series B Participating Convertible Preferred Stock (the "Series B Preferred Stock") at the option of the Company. After 2005, dividends are payable only in cash. The obligation to pay dividends terminates in 2008, or earlier if the Company's common stock trades above a specified price level.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)


   The Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stock") are both convertible into the Company's common stock at any time at the option of the holder. The per share conversion price for the Series A Preferred Stock is generally the lesser of $2 or the average closing price of the common stock for the 30 trading days prior to closing of the KPS Transaction (the "Thirty Day Average"). However, if the Thirty Day Average is greater than or equal to $0.84 and less than or equal to $1, the conversion price will be $1, and if the Thirty Day Average is less than $0.84, the conversion price will be 120% of the Thirty Day Average. The Series B Preferred Stock is identical in all respects to the Series A Preferred Stock except that its conversion price is 15% lower than the conversion price of the Series A Preferred Stock. The Preferred Stock automatically converts into common stock upon the occurrence of certain business combinations, unless the holders elect to exercise their liquidation preference rights.

   Upon consummation of the KPS Transaction, the Company has agreed to pay KPS Management LLC, an entity affiliated with KPS, a one-time transaction fee of $2.5 million and to reimburse KPS for its actual reasonable fees and expenses in connection with negotiation and performance of the KPS Agreement. The Company has also agreed to pay KPS Management LLC an annual management fee of $1 million initially, which may be lowered to $500,000 and then to zero based upon the amount of Preferred Stock held by KPS and its permitted transferees. The holders of Preferred Stock have the right to designate six members of the Company's Board of Directors, which constitutes a majority, for so long as KPS and its permitted transferees continue to own specified amounts of Preferred Stock. At lower levels of ownership, holders of Preferred Stock will be entitled to appoint three directors, one director, or no directors.

   In connection with the KPS Transaction, the Company and Charterhouse have agreed that the Charterhouse Debentures will be redeemable, by the Company, at par under certain circumstances. Charterhouse also agreed to waive its right to require the Company to redeem the Debentures at 106.25% of the aggregate principal amount of the Debentures upon consummation of the KPS Transaction in return for a transaction fee of $750,000. Charterhouse has also agreed to waive certain corporate governance rights that existed under its Investor's Agreement with the Company in connection with the KPS Transaction. Consummation of the KPS Transaction is subject to a number of conditions, including approval of the Company's stockholders and the availability at closing of a refinancing or replacement of the Company's Credit Facility providing for at least $25 million of borrowing capacity in addition to the amounts currently outstanding under the Credit Facility. There can be no assurance that these conditions will be satisfied, or that the KPS Transaction, the refinancing of the Credit Facility, or the restructuring of the Charterhouse Debentures will be consummated.

                                                                     SCHEDULE II

                           UNITED ROAD SERVICES, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                          Balance at  Charged to
                         Beginning of Costs and                        Balance at
                            Period     Expenses  Other (a) Deductions End of Period
                         ------------ ---------- --------- ---------- -------------
Allowance for doubtful
 accounts:
  December 31, 1999.....  $1,131,788  2,413,000    568,370 1,362,455    2,800,703
  December 31, 1998.....         --     183,000  1,263,006   314,218    1,131,788

--------
(a) Represents allowance for doubtful accounts recorded through purchase accounting adjustments related to acquisitions.