Form 10-K/A
period 1999-12-31
UNITED ROAD SERVICES INC
filed 2000-04-21
CIK 1056562

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                  FORM 10-K/A

                               ----------------
                                Amendment No. 1
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
  For the fiscal year ended December 31, 1999
                                       OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
   1934
  For the transition period from      to

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

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

 10.38 Executive Employment Agreement, dated as of January 17, 2000, between the Company and Michael A. Wysocki (previously filed).*

 10.39 Executive Employment Agreement, dated as of January 21, 2000, between the Company and Harold W. Borhauer (previously filed).*

 10.40 Third Amendment, dated as of January 31, 2000, to Amended and Restated
       Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A., as Agent (previously filed).

 10.41 Letter Agreement, dated as of February 21, 2000, relating to the Amended and Restated Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A., as Agent (previously filed).

 10.42 Amendment effective as of March 9, 2000, to Executive Employment
       Agreement, dated as of October 11, 1999, by and between the Company and Gerald R. Riordan (previously filed).*

 10.43 Amendment effective as of March 9, 2000, to Executive Employment
       Agreement, dated as of January 17, 2000, by and between the Company and Michael A. Wysocki (previously filed).*

 10.44 Amendment effective as of March 9, 2000, to Executive Employment
       Agreement, dated as of January 21, 2000, by and between the Company and Harold W. Borhauer (previously filed).*

 10.45 Letter Agreement, dated as of April 12, 2000, relating to the Amended and Restated Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A., as Agent (previously filed).
 11.1 Statement regarding Computation of Earnings per Share (previously filed).

 21.1  Subsidiaries of the Registrant (previously filed).

 23.1  Consent of KPMG LLP (previously filed).

 27.1  Financial Data Schedule (previously filed).

 99.1  Agreement for Auto Pound Management and Towing Services, dated as of
       July 31, 1997, by and between the City of Chicago and Environmental Auto
       Removal, Inc. (previously filed).

 99.2  Contract for Motor Transportation, dated as of January 1, 1998, between
       MPG Transport, Inc. and General Motors Corporation (previously filed).

 99.3  Contract for Motor Transportation, dated as of January 1, 1998, between
       Pilot Transport, Inc. and General Motors Corporation (previously filed).

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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: April 21, 2000

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

                                           /s/ KPMG LLP

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