Form 10-Q
period 2000-03-31
UNITED ROAD SERVICES INC
filed 2000-05-15
CIK 1056562

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q

(MARK)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                     OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2000



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

                            Yes  X           No ___
                                ---


  As of May 12, 2000, the registrant had 1,785,125 shares of common stock issued and outstanding.


================================================================================

                           UNITED ROAD SERVICES, INC.
            Form 10-Q For The Quarterly Period Ended March 31, 2000



                 Index                                                              Page

Part I. - Financial Information
          Item 1       Condensed Consolidated Financial Statements
                       Condensed Consolidated Balance Sheets as of
                         March 31, 2000 and December 31, 1999                        3

                       Condensed Consolidated Statements of Operations
                         For the Three Months Ended
                         March 31, 2000 and March 31, 1999                           4

                       Condensed Consolidated Statements of Cash Flows for
                         the Three Months Ended March 31, 2000 and March 31, 1999    5

                       Notes to Condensed Consolidated Financial Statements          7

          Item 2       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                         13

          Item 3       Quantitative and Qualitative Disclosures about Market Risk    21

Part II. - Other Information


          Item 2       Changes in Securities and Use of Proceeds                     22

          Item 3       Defaults under Senior Securities                              22

          Item 5       Other Information                                             23

          Item 6       Exhibits and Reports on Form 8-K                              23

Signatures                                                                           25


                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


ASSETS                                                                      March 31, 2000   December 31, 1999
                                                                            ---------------  ------------------

 Current assets:                                                                (Unaudited)
          Cash and cash equivalents                                               $  6,586               4,115
          Trade receivables, net of allowance for doubtful
            accounts of $2,333 at March 31, 2000
            and $2,539 December 31, 1999                                            21,131              23,709
          Other receivables, net of allowance for doubtful accounts
            of  $262 at March 31, 2000 and December 31, 1999                         1,279               1,161
          Prepaid income taxes                                                       2,656               3,534
          Prepaid expenses and other current assets                                  2,573               2,274
          Current portion of rights to equipment under finance contracts               480                 435
                                                                                  --------             -------
                     Total current assets                                           34,705              35,228
 Vehicles and equipment, net                                                        76,321              78,212
 Rights to equipment under finance contracts, excluding current portion              1,075               1,480
 Deferred financing costs, net                                                       3,949               4,109
 Goodwill, net                                                                     205,107             203,337
 Other non-current assets                                                              307                  79
                                                                                  --------             -------
                     Total assets                                                 $321,464             322,445
                                                                                  ========             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
          Current installments of obligations under capital leases                $    262                 268
          Current installments of obligations for equipment under
                     finance contracts                                                 480                 435
          Borrowings under credit facility                                          50,650              50,650
          Accounts payable                                                           6,832               7,464
          Accrued expenses                                                           9,179               9,489
          Due to related parties                                                     1,176               1,130
                                                                                  --------             -------
                     Total current liabilities                                      68,579              69,436
 Obligations under capital leases, excluding current installments                      351                 402
 Obligations for equipment under finance contracts, excluding
                     current installments                                            1,075               1,480
 Long-term debt                                                                     82,494              80,876
 Deferred tax liability                                                              1,657               2,666
Other long-term liabilities                                                            818               1,172
                                                                                  --------             -------
                     Total liabilities                                             154,974             156,032
                                                                                  --------             -------

 Stockholders' equity:
          Preferred stock; 5,000,000 shares authorized; no shares
                     issued or outstanding                                               -                   -
          Common stock, $0.01 par value; 35,000,000 shares
                     authorized; 1,785,125 and 1,759,416
                     shares issued and outstanding at March 31, 2000
                     and December 31, 1999, respectively                                18                  18
          Additional paid-in capital                                               194,807             191,877
          Accumulated deficit                                                      (28,335)            (25,482)
                                                                                  --------             -------
                     Total stockholders' equity                                    166,490             166,413
                                                                                  --------             -------
                     Total liabilities and stockholders' equity                   $321,464             322,445
                                                                                  ========             =======

     See accompanying notes to condensed consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                            Three months ended
                                                                 March 31,
                                                               2000      1999
                                                               ----      ----
Net revenue                                                  $65,463   59,453

Cost of revenue                                               52,350   42,843
Amortization of goodwill                                       1,339    1,279
Depreciation                                                   2,499    1,891
Selling, general and administrative expenses                   9,665    7,564
                                                             -------   ------
          Income (loss) from operations                         (390)   5,876

Other income (expense):

Interest income                                                   63       11
Interest expense                                              (3,275)  (2,023)
Other (includes $212 of loss on sale of
           division for the period ended March 31, 2000)        (250)     (70)
                                                             -------   ------
          Income (loss) before income taxes                   (3,852)   3,794

Income tax (benefit) expense                                    (999)   1,784
                                                             -------   ------
          Net income (loss)                                  $(2,853)   2,010
                                                             =======   ======

Per share amounts:

          Basic earnings (loss)                               $(1.61)    1.22
                                                             =======   ======

          Diluted earnings (loss)                             $(1.61)    1.16
                                                             =======   ======


     See accompanying notes to condensed consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                         2000      1999
                                                                      -------   -------
 Net income (loss)                                                    $(2,853)    2,010
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                         2,499     1,891
   Amortization of goodwill                                             1,339     1,279
   Amortization of deferred financing costs                               218       207
   Provision for doubtful accounts                                        229       219
   Deferred income taxes                                               (1,009)      451
   Interest expense, paid-in-kind                                       1,618       980
   Loss on sale of vehicles and equipment, net                             10         -
   Loss on sale of division                                               212         -

   Changes in operating assets and liabilities, net of effects of acquisitions:
     Decrease (increase) in trade receivables                           2,255    (5,322)
     Decrease in other receivables                                         82     1,254
     Decrease in prepaid income taxes                                     878         -
     Increase in prepaid expenses and
      other current assets                                               (734)     (680)
     Decrease in other non-current assets                                  61       118
     Decrease in accounts payable                                        (767)     (869)
     Increase (decrease) in accrued expenses                             (243)      367
     Increase in long-term liabilities                                   (316)        -
     Increase in income taxes payable                                       -     1,085
                                                                      -------   -------
      Net cash provided by operating activities                         3,479     2,990
                                                                      -------   -------

Investing activities:
  Acquisitions, net of cash acquired                                        -   (24,824)
  Deposit on vehicles                                                       -    (1,691)
  Purchases of vehicles and equipment                                    (857)   (5,174)
  Proceeds from sale of vehicles and equipment                            239       100
  Proceeds received from sale of division                                 450         -
  Amounts payable to related parties                                     (711)   (1,626)
                                                                      -------   -------
      Net cash used in investing activities                              (879)  (33,215)
                                                                      -------   -------

Financing activities:
  Proceeds from issuance of convertible subordinated debentures             -    31,500
  Borrowings on revolving credit facility                                   -    42,900
  Repayments of revolving credit facility                                   -   (30,000)
  Payments of deferred financing costs                                    (58)   (1,367)
  Payments on long-term debt and capital leases assumed
   in acquisitions                                                        (71)  (14,698)
                                                                      -------   -------
      Net cash (used) provided by financing activities                   (129)   28,335
                                                                      -------   -------

Increase (decrease) in cash and cash equivalents                        2,471    (1,890)
Cash and cash equivalents at beginning of period                        4,115     3,381
                                                                      -------   -------
Cash and cash equivalents at end of period                            $ 6,586     1,491
                                                                      =======   =======

                                  (continued)

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (In thousands)
                                   (Unaudited)


                                                                               Three months ended
                                                                                    March 31,
                                                                                 2000       1999
                                                                                 ----       ----
Supplemental disclosures of cash flow information:
          Cash paid (received) during the period for:
                     Interest                                                 $ 1,373        665
                                                                              =======      =====
                     Income taxes, net of refunds                             $  (868)        79
                                                                              =======      =====
Supplemental disclosure of non-cash investing and financing
 activity:
                     Issuance of common stock for acquisitions                $  --       24,821
                                                                              =======      =====



     See accompanying notes to condensed consolidated financial statements.

                           UNITED ROAD SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2000

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

          It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in United Road Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC.

     (b) Organization and Business

          United Road Services, Inc., a Delaware corporation (the "Company"), was formed in July 1997 to become a leading national provider of motor vehicle and equipment towing, recovery and transport services. From inception through May 5, 1999, the Company acquired 56 businesses (the "Acquisitions"), seven of which (the "Founding Companies") were acquired simultaneously with the consummation of an initial public offering of the Company's common stock. Consideration for these businesses consisted of cash, common stock and the assumption of indebtedness. All of these Acquisitions were accounted for utilizing the purchase method of accounting.

          The Company operates in two reportable operating segments: (1) transport and (2) towing and recovery. Both segments operate under a common management structure that evaluates each of the Company's 61 service locations located in 22 states.

          The transport segment provides transport services to a broad range of customers in the new and used vehicle markets. Revenue from transport services is derived according to pre-set rates based on mileage or a flat fee. Customers include automobile manufacturers, leasing and insurance companies, automobile auction companies, automobile dealers, and individual motorists.

          The towing and recovery segment provides towing, impounding and storing services, lien sales and auctions of abandoned vehicles. In addition, the towing and recovery segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment. Revenue from towing and recovery services is principally derived from rates based on distance, time or fixed charges, and any related impound and storage fees. Customers include automobile dealers, repair shops and fleet operators, law enforcement agencies, municipalities and individual motorists.

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

     The following table provides calculations of both basic and diluted earnings (loss) per share:

     Three months ended March 31, 2000
     ---------------------------------
                                                         Weighted     Per
                                                          average    share
                                            Net loss      shares    amounts
                                          -------------  ---------  --------

          Basic                            $(2,853,000)  1,768,966   $(1.61)
                                           ===========   =========   ======
          Diluted                          $(2,853,000)  1,768,966   $(1.61)
                                           ===========   =========   ======

     Three months ended March 31, 1999
     ---------------------------------

                                                         Weighted     Per
                                              Net         average    share
                                             income       shares    amounts
                                          ------------   ---------  -------

          Basic                            $ 2,010,000   1,649,835   $ 1.22
                                           ===========   =========   ======
          Diluted                          $ 2,010,000   1,737,841   $ 1.16
                                           ===========   =========   ======


          The impact of the Company's outstanding stock options, warrants, convertible subordinated debentures and shares held in escrow has been excluded at March 31, 2000, as the effect would be antidilutive. Additionally, shares issuable upon conversion of the convertible subordinated debentures have been excluded at March 31, 1999, as the effect would be antidilutive due to the adjustment (increase in net income) for interest expense.

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

     (g) Reclassifications

          Certain reclassifications of the prior period unaudited interim condensed consolidated financial statements have been made to conform to the current period presentation.


(2) Stockholders' Equity

     On January 1, 2000, 3,077 shares representing a fair value of $50,000 were granted to the Company's Chief Executive Officer, as required under his employment agreement. On May 4, 2000, the Company effected a one for ten reverse stock split of its common stock. All share and per-share amounts in the accompanying unaudited interim condensed consolidated financial statements have been restated to give effect to the stock split.

(3) Due to Related Parties

     The Company is obligated to make certain earn-out payments to the former owners of the Founding Companies and one other acquired company. For each of the years 1998 through 2002, the Company will be required to make an earn-out payment to the former owners of each of these companies that achieves certain net revenue targets. The net revenue target for 1998 was generally 110% of 1997 net revenue of the particular company, and for the years 1999 through 2002 the net revenue target is 110% of the greater of the prior year's actual net revenue or target net revenue. If the net revenue target is achieved for a particular year, an initial payment, generally equal to 5% of the excess of actual net revenue over the net revenue target, is due. In addition, upon achievement of the net revenue target for a particular year, subsequent and equal payments will also be due for each year through 2002, provided that the actual net revenue for the respective subsequent year exceeds the actual net revenue for the year that the net revenue target was first achieved. At March 31, 2000 and December 31, 1999, the Company recorded additional goodwill and a liability within accrued expenses on the accompanying condensed consolidated balance sheets in the amount of $450,000 to reflect earn-out payments due.

(4) Debt

     As of March 31, 2000, the Company had a total of $54.0 million, including letters of credit of $3.4 million, outstanding under its revolving credit facility (the "Credit Facility") with various banks, for which Bank of America, N.A. ("Bank of America") acts as agent. As of September, 30, 1999, the Company was in violation of the covenants in the Credit Facility relating to minimum consolidated net income and the ratio of net income plus interest, tax and rental expense (EBITR) to interest expense plus rental expense. In November 1999, the Company received a temporary waiver of these defaults through February 29, 2000 pursuant to a Second Amendment to the Credit Facility. The Second Amendment also strengthened certain financial covenants in the Credit Facility. These amended financial covenants require the Company to (i) maintain a specified minimum level of EBITDA during the period from October 1, 1999 through February 28, 2000,
     (ii) obtain the prior written consent of the bank group in order to pay cash consideration for any acquisition, (iii) refrain from entering into operating leases providing for aggregate rental payments in excess of $8.6 million in 1999, and (iv) refrain from having greater than $1.5 million of cash in bank accounts outside the Bank of America. In connection with this Amendment the Company and the banks also agreed to decrease the commitment amount of the Credit Facility to $65.0 million and to decrease the amount available for borrowing to $55.0 million after January 1, 2000.

     In November 1999, the Company failed to meet the minimum EBITDA requirement imposed by the Second Amendment to the Credit Facility. As a result, the Company and the banks entered into a Third Amendment to the Credit Facility dated January 31, 2000, which waived the existing covenant defaults through March 31, 2000. The Third Amendment also set a new minimum EBITDA requirement (not including certain one-time charges) of $500,000 per month, limits the amount of cash equivalents that the Company is entitled to have to $2.5 million and allows the banks to withdraw any excess over $2.5 million to reduce the outstanding borrowings, prohibits certain sales of assets other than for cash without the banks' consent, and requires certain proceeds of asset sales to be used to permanently reduce the commitment amount under the Credit Facility (which requires the Company to make mandatory prepayments of any amounts outstanding in excess of the commitment amount, as so reduced). The Third Amendment also permanently reduced the commitment amount of the Credit Facility to $58.0 million and the amount available for borrowing to $55.0 million (unless the banks otherwise consent).

     On March 29, 2000, the Company and the banks entered into a letter agreement which extended the waiver of the existing defaults through April 28, 2000. On April 27, 2000, the banks extended the temporary waivers of the existing defaults under the Credit Facility until May 31, 2000, at which time there will be an immediate event of default and, absent a further waiver or amendment, all amounts due thereunder will be subject to acceleration at the banks' discretion. Consequently, the total amount outstanding under the Credit Facility at March 31, 2000 has been classified as a current liability. If the banks elect to accelerate amounts due under the Credit Facility, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. If the banks were to accelerate repayment of outstanding amounts under the Credit Facility, such acceleration would cause a default under the Company's 8.0% convertible subordinated notes due 2008 ("Charterhouse Debentures") issued to Charterhouse URS LLC ("Charterhouse") and Charterhouse could accelerate repayment of all amounts outstanding under the Charterhouse Debentures, subject to the Credit Facility banks' priority. In such event, repayment of amounts outstanding under the Charterhouse Debentures could only be made if the Credit Facility was first paid in full or the bank group gave its express prior written consent to such repayment.


(5) Segment and Related Information

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

     The accounting policies of each of the segments are the same as those of the Company, as outlined in note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts have been reclassified for consistent presentation. For the year ended December 31, 1998, the Company's first year of operations, the Company evaluated the performance of its operating segments based on income before income taxes. During 1999, management determined that a more appropriate measure of the performance of its operating segments may be made through an evaluation of the Company's income from operations. Accordingly, the Company's summarized segment financial information is presented below on the basis of income from operations for the three month periods ended March 31, 2000 and 1999. Inter-segment revenues and transfers are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following tables:


Three months ended March 31, 2000
---------------------------------
                                                                                      Towing and
                                                                    Transport          Recovery           Other              Total
                                                                    ---------          --------           -----              -----
Net revenues from external customers                                 $40,521            24,942              --               65,463
Cost of revenue, including depreciation                               33,751            21,098              --               54,849
Income (loss) from operations                                          2,450               164            (3,004)              (390)


Three months ended March 31, 1999
---------------------------------
                                                                                      Towing and
                                                                    Transport          Recovery           Other               Total
                                                                    ---------          --------           -----               -----
Net revenues from external customers                                  $36,102            23,351              --               59,453
Cost of revenue, including depreciation                                27,432            17,302              --               44,734
Income from operations                                                  5,542             2,614            (2,280)             5,876


The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals.

                                                                                                             Three months ended
                                                                                                                 March 31,

Reconciliation of income (loss) before income taxes:                                                    2000                   1999
                                                                                                        ----                   ----
  Total profit from reportable segments                                                              $ 2,614                  8,156
  Unallocated amounts:
     Interest expense, net                                                                            (3,212)                (2,012)
     Other selling, general and administrative costs                                                  (3,004)                (2,280)
     Other expense                                                                                      (250)                   (70)
                                                                                                     -------                -------
  Income (loss) before income taxes                                                                  $(3,852)                 3,794
                                                                                                     =======                =======

   (6) Disposition

       On February 11, 2000, the Company sold, for a loss on sale of division of $212,000, the capital stock of Northshore Towing, Inc., North Shore Recycling, Inc. and Evanston Reliable Maintenance, Inc. (collectively "Northshore") located in Chicago, Illinois, for cash proceeds of $450,000 and a secured non-interest bearing promissory note in the principal amount of $500,000, which has been discounted at 8.0% and is payable in installments through 2004. Northshore was a division within the Company's towing and recovery segment.

   (7) Stock Purchase Agreement

       On April 14, 2000, the Company entered into a Stock Purchase Agreement (the "KPS Agreement") with Blue Truck Acquisition, L.L.C., a Delaware limited liability company ("Blue Truck") and an affiliate of KPS Special Situations Fund, L.P. ("KPS"), for the sale of shares of Series A Participating Convertible Preferred Stock (the "Series A Preferred Stock") to KPS for an aggregate purchase price of $25.0 million (the "KPS Transaction"). Holders of Series A Preferred Stock are entitled to cumulative dividends of 5.5% per annum for six years after the closing date of the KPS Transaction and 5% per annum thereafter payable, until 2005, either in cash or in shares of the Company's Series B Participating Convertible Preferred Stock (the "Series B Preferred Stock") at the option of the Company. After 2005, dividends are payable only in cash. The obligation to pay dividends terminates in 2008, or earlier if the Company's common stock trades above a specified price level.

       The Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stock") are both convertible into the Company's common stock at any time at the option of the holder. The per share conversion price for the Series A Preferred Stock is generally the lesser of $20 or the average closing price of the common stock for the 30 trading days prior to closing of the KPS Transaction (the "Thirty Day Average"). However, if the Thirty Day Average is greater than or equal to $8.40 and less than or equal to $10, the conversion price will be $10, and if the Thirty Day Average is less than $8.40, the conversion price will be 120% of the Thirty Day Average. The Series B Preferred Stock is identical in all respects to the Series A Preferred Stock except that its conversion price is 15% lower than the conversion price of the Series A Preferred Stock. The Preferred Stock automatically converts into common stock upon the occurrence of certain business combinations, unless the holders elect to exercise their liquidation preference rights.

       Upon consummation of the KPS Transaction, the Company has agreed to pay KPS Management LLC, an entity affiliated with KPS, a one-time transaction fee of $2.5 million and to reimburse KPS for its actual reasonable fees and expenses in connection with negotiation and performance of the KPS Agreement. The Company has also agreed to pay KPS Management LLC an annual management fee of $1 million initially, which may be lowered to $500,000 and then to zero based upon the amount of Preferred Stock held by Blue Truck and its permitted transferees. The holders of Preferred Stock have the right to designate six members of the Company's Board of Directors, which constitutes a majority, for so long as Blue Truck and its permitted transferees continue to own specified amounts of Preferred Stock. At lower levels of ownership, holders of Preferred Stock will be entitled to appoint three directors, one director, or no directors.

       In connection with the KPS Transaction, the Company and Charterhouse have agreed that the Charterhouse Debentures will be redeemable by the Company at par plus accrued interest under certain circumstances. Charterhouse also agreed to waive its right to require the Company to redeem the Debentures at 106.25% of the aggregate principal amount of the Debentures upon consummation of the KPS Transaction in return for a transaction fee of $750,000. Charterhouse has also agreed to waive certain corporate governance rights that existed under its Investor's Agreement with the Company in connection with the KPS Transaction.

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

On May 4, 2000, the Company effected a one for ten reverse stock split of its common stock. All share and per-share amounts in the following discussion and analysis have been restated to give effect to the stock split.


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

Management's discussion and analysis addresses the Company's historical results of operations as shown in its unaudited condensed consolidated financial statements for the three months ended March 31, 2000 and 1999. The historical results for each of the three months ended March 31, 2000 and 1999 include the results of all businesses acquired prior to March 31of the relevant year from their respective dates of acquisition.


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

For the three months ended March 31, 2000, the Company's results of operations were derived from 22 transport businesses and 33 towing and recovery businesses. For the three months ended March 31, 1999, the Company's results of operations were derived from 21 transport businesses and 33 towing and recovery businesses acquired prior to March 31, 1999. In the first quarter of 1999, the Company acquired nine transport businesses (four of which were acquired in the last half of such quarter) and three towing and recovery businesses (all of which were acquired in the last half of such quarter). For the three months ended March 31, 1999, the Company evaluated the performance of its operating segments based on income (loss) before income taxes. Subsequently in 1999, management determined that a more appropriate measure of the performance of its operating segments may be made through an evaluation of each segment's income (loss) from operations. Accordingly, the Company's selected statement of operations data regarding the Company's reportable segments is presented through income (loss) from operations for the three months ended March 31, 2000 and 1999.

The following tables set forth selected statement of operations data by segment and for the Company as a whole, as well as such data as a percentage of net revenue, for the periods indicated:



                       Three months ended March 31, 2000
                             (Dollars in thousands)

                                                       Transport             Towing and Recovery               Total
                                                       ---------             -------------------               -----
Net revenue ...............................   $ 40,521          100.0%    $ 24,942         100.0%    $ 65,463          100.0%
Cost of revenue, including
 depreciation .............................     33,751           83.3       21,098          84.6       54,849           83.8
Selling, general and administrative
 expenses (1) .............................      3,549            8.8        3,112          12.5        9,665           14.8
Amortization of goodwill ..................        771            1.9          568           2.3        1,339            2.0
                                              --------       --------     --------      --------     --------       --------
Income (loss) from operations .............   $  2,450            6.0%    $    164           0.6%        (390)          (0.6)
                                                                          ========      ========     ========       ========
Interest expense, net .....................                                                             3,212            4.9
Other expenses, net .......................                                                               250            0.4
                                                                                                     --------       --------
Loss before income taxes ..................                                                            (3,852)          (5.9)
Income tax benefit ........................                                                              (999)          (1.5)
                                                                                                     --------       --------
Net loss ..................................                                                          $ (2,853)          (4.4)%
                                                                                                     ========       ========

                       Three months ended March 31, 1999
                             (Dollars in thousands)

                                                        Transport           Towing and Recovery             Total
                                                 -----------------------  -----------------------  -----------------------
Net revenue......................................   $36,102       100.0%     $23,351       100.0%     $59,453       100.0%
Cost of revenue, including depreciation..........    27,432        76.0       17,302        74.1       44,734        75.2
Selling, general and administrative
   expenses (1)..................................     2,473         6.9        2,811        12.0        7,564        12.7
Amortization of goodwill.........................       655         1.8          624         2.7        1,279         2.2
                                                    -------       -----      -------       -----      -------       -----
Income from operations...........................   $ 5,542        15.3%     $ 2,614        11.2%       5,876         9.9
                                                    =======       =====      =======       =====
Interest expense, net............................                                                       2,012         3.4
Other expenses, net..............................                                                          70         0.1
                                                                                                      -------       -----
Income before income taxes.......................                                                       3,794         6.4
Income tax expense...............................                                                       1,784         3.0
                                                                                                      -------       -----
Net income.......................................                                                     $ 2,010         3.4%
                                                                                                      =======       =====

(1) Total selling, general and administrative expenses include corporate selling, general and administrative expenses of $3,004 and $2,280 for the three months ended March 31, 2000 and 1999, respectively.


Three months ended March 31, 2000 Compared to Three months ended March 31, 1999

Net Revenue.   Net revenue increased $6.0 million, or 10.1%, from $59.5 million for the three months ended March 31, 1999 to $65.5 million for the three months ended March 31, 2000. Of the net revenue for the three months ended March 31, 2000, 61.9% related to transport services and 38.1% related to towing and recovery services. Transport net revenue increased $4.4 million, or 12.2%, from $36.1 million for the three months ended March 31, 1999 to $40.5 million for the three months ended March 31, 2000. The increase in transport net revenue was largely due to the impact of the nine transport businesses acquired during the first quarter of 1999 and an increase in new car transport revenue at one division of $1.4 million. The increase in transport net revenue was offset, in part, by weak performance of certain transport businesses subsequent to the Company's consolidation of divisions. Towing and recovery net revenue increased $1.6 million, or 6.8%, from $23.4 million for the three months ended March 31, 1999 to $24.9 million for the three months ended March 31, 2000. The increase in towing and recovery net revenue was largely due to the impact of the three towing and recovery businesses acquired during the first quarter 1999. The increase in towing and recovery net revenue was offset, in part, by weak performance of certain towing and recovery businesses subsequent to acquisition, which performance was, in some cases, also negatively affected by the Company's consolidation of divisions.

Cost of Revenue. Cost of revenue, including depreciation, increased $10.1 million, or 22.6%, from $44.7 million for the three months ended March 31, 1999 to $54.8 million for the three months ended March 31, 2000. Transport cost of revenue increased $6.3 million, or 23.0%, from $27.4 million for the three months ended March 31, 1999 to $33.7 million for the three months ended March 31, 2000. The increase in transport cost of revenue was primarily due to the transport business acquired in the first quarter of 1999 and fuel costs associated with operating transport vehicles. The principal components of the increase in transport cost of revenue consisted of an increase in transport operating labor costs of $2.0 million; an increase in costs of independent contractors, brokers and subcontractors of $1.7 million; an increase in fuel costs of $1.2 million; and increased depreciation costs of $445,000. Towing and recovery cost of revenue increased $3.8 million, or 22.0%, from $17.3 million for the three months ended March 31, 1999 to $21.1 million for the three months ended March 31, 2000. The increase in towing and recovery cost of revenue was primarily due to the towing and recovery business acquired in the first quarter of 1999 and fuel costs associated with operating towing and recovery vehicles. The principal components of the increase in towing and recovery cost of revenue consisted of an increase in towing operating labor costs of $1.2 million; an increase in independent contractor, broker and subcontractor costs of $1.2 million; an increase in fuel costs of $525,000; and an increase in insurance casualty claims (that individually did not meet insurance deductibles) of $586,000.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.1 million, or 27.6%, from $7.6 million for the three months ended March 31, 1999 to $9.7 million for the three months ended March 31, 2000. Transport selling, general and administrative expenses increased $1.1 million, or 44.0%, from $2.5 million for the three months ended March 31, 1999 to $3.6 million for the three months ended March 31, 2000. The increase in transport selling, general and administrative expenses was primarily due to the transport business acquired in the first quarter of 1999 and costs associated with managing and integrating the acquired companies. The principal components of the increase in the Company's transport selling, general and administrative expenses for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, consisted of an increase in wages and benefits expense of $202,000; an increase in bad debt expense of $136,000; and an increase in computer and telecommunication expenses of $107,000. Towing and recovery selling, general and administrative expenses increased $301,000, or 10.7%, from $2.8 million for the three months ended March 31, 1999 to $3.1 million for the three months ended March 31, 2000. The increase in towing and recovery selling, general and administrative expenses was primarily due to the towing and recovery business acquired in the first quarter of 1999 and costs associated with managing and integrating the acquired companies. The principal components of the increase in the Company's towing and recovery selling, general and administrative expenses for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, consisted of an increase in advertising expense of $93,000; an increase in bad debt expense of $67,000; and an increase in employee benefit expenses of $64,000.

Corporate selling, general and administrative expenses increased $724,000, or 31.8%, from $2.3 million for the three months ended March 31, 1999 to $3.0 million for the three months ended March 31, 2000. The increase in corporate selling, general and administrative expenses was primarily due to costs associated with legal and consulting services and costs associated with integrating and managing acquired businesses, offset by a decline in acquisition related costs resulting from the significant decline in the acquisition program. The principal components of the increase in corporate selling, general and administrative costs for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, consisted of an increase in professional fees expense of $808,000 and an increase in salary and wage expense of $178,000, offset by a decline in acquisition related costs of $270,000

Amortization of Goodwill.   Amortization of goodwill increased $60,000, or 4.6%,
from $1.28 million for the three months ended March 31, 1999 to $1.34 million for the three months ended March 31, 2000. This increase in goodwill amortization was the result of higher intangible asset balances resulting from the acquisitions described above offset by a December 31, 1999 impairment charge of $28.3 million associated with a review of the recorded value of long-lived assets and the recoverability of goodwill. The excess purchase price over the fair value of the assets acquired, including direct costs associated with the acquisitions, was $215.1 million at March 31, 1999 and $213.5 million at March 31, 2000.

Income (loss) from Operations.   Income from operations decreased $6.3 million,
from income of $5.9 million for the three months ended March 31, 1999 to a loss of $390,000 for the three months ended March 31, 2000. Transport income from operations decreased $3.1 million, or 56.4%, from $5.5 million for the three months ended March 31, 1999 to $2.5 million for the three months ended March 31, 2000. The decrease in transport income from operations was primarily due to increased labor and fuel expenses associated with transport cost of revenue, increased goodwill amortization, and increased administrative wages, bad debt and computer and telecommunication expenses related to the operation of the transport business segment. Towing and recovery income from operations decreased $2.5 million, or 96.2%, from $2.6 million for the three months ended March 31, 1999 to $164,000 for the three months ended March 31, 2000. The decrease in towing and recovery income from operations was primarily due to increased labor, insurance and fuel expense, increased advertising, bad debt and employee benefit expenses.

Interest Expense, net.   Interest expense increased $1.2 million, or 60%, from
interest expense of $2.0 million for the three months ended March 31, 1999 to interest expense of $3.2 million for the three months ended March 31, 2000. Interest income increased $52,000 from interest income of $11,000 for the three months ended March 31, 1999 to interest income of $63,000 for the three months ended March 31, 2000. The increase in interest expense, net was related to an interest rate increase of approximately 2.5% in the first quarter of 2000 as compared to the first quarter of 1999 and higher levels of debt incurred to finance the acquisitions which occurred during 1999.

Income Tax Expense (benefit).   Income tax expense (benefit) decreased $2.8
million, from an income tax expense of $1.8 million for the three months ended March 31, 1999 to an income tax benefit of $1.0 million for the three months ended March 31, 2000. The decrease in income tax expense was largely due to the net operating loss generated by the Company during the first quarter of 2000.

Net Income (loss).   Net income (loss) decreased $4.9 million, from net income
of $2.0 million for the three months ended March 31, 1999 to a net loss of $2.9 million for the three months ended March 31, 2000. The decrease in net income was primarily due to the decrease in income from operations of $6.3 million and increased net interest expense of $1.2 million, offset in part by a decline in income tax effect on pretax earnings of $2.8 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

Liquidity and Capital Resources

As of March 31, 2000, the Company had approximately:

     .    $6.6 million of cash and cash equivalents,

     .    a working capital deficit of approximately $33.9 million, and

     . $83.9 million of outstanding indebtedness, excluding current installments.

During the three months ended March 31, 2000, the Company generated $3.5 million of cash from operations. Cash provided by operations consisted primarily of a decrease in trade receivables of $2.3 million and an income the refund of $1.0 million. During the three months ended March 31, 2000, the Company used $879,000 of cash in investing activities and $129,000 of cash in financing activities. Financing activities consisted of payments on long-term debt and capital lease obligations assumed in acquisitions of $71,000 and payments of deferred financing costs of $58,000.

As of March 31, 2000, the Company has a revolving credit facility (the "Credit Facility") with a group of banks that currently has an amount available for borrowing of $55.0 million. Approximately $54.0 million, including letters of credit of $3.4 million, was outstanding under the Credit Facility as of such date. The Credit Facility terminates in October 2001, at which time all outstanding indebtedness will be due. Borrowings under the Credit Facility bear interest at the base rate (which is equal to the greater of (i) the federal funds rate plus 0.5% and (ii) Bank of America's reference rate), plus an applicable margin (resulting in a total interest rate of approximately 10.25% at March 31, 2000).

Obligations under the Credit Facility are guaranteed by the Company's subsidiaries. The Company's obligations and the obligations of the Company's subsidiaries under the Credit Facility and related guarantees are secured by substantially all of the assets of the Company and its subsidiaries. Under the Credit Facility, the Company must comply with various loan covenants, including maintenance of certain financial ratios, restrictions on additional indebtedness, limits on operating leases, limits on amounts of cash and cash equivalents, restrictions on liens, guarantees, advances and dividends, and prior bank group approval of certain acquisitions and divestitures. The Credit Facility also contains provisions requiring bank group approval of the successors to certain members of management and requiring that certain proceeds of asset sales be used to permanently reduce the commitment amount under the Credit Facility.

As of September, 30, 1999, the Company was in violation of the covenants in the Credit Facility relating to minimum consolidated net income and the ratio of net income plus interest, tax and rental expense (EBITR) to interest expense plus rental expense. In November 1999, the Company received a temporary waiver of these defaults through February 29, 2000 pursuant to a Second Amendment to the Credit Facility. The Second Amendment also strengthened certain financial covenants in the Credit Facility. These amended financial covenants require the Company to (i) maintain a specified minimum level of EBITDA during the period from October 1, 1999 through February 28, 2000, (ii) obtain the prior written consent of the bank group in order to pay cash consideration for any acquisition, (iii) refrain from entering into operating leases providing for aggregate rental payments in excess of $8.6 million in 1999, and (iv) refrain from having greater than $1.5 million of cash in bank accounts outside the Bank of America. In connection with this Amendment the Company and the banks also agreed to decrease the commitment amount of the Credit Facility to $65.0 million and to decrease the amount available for borrowing to $55.0 million after January 1, 2000.

In November 1999, the Company failed to meet the minimum EBITDA requirement imposed by the Second Amendment to the Credit Facility. As a result, the Company and the banks entered into a Third Amendment to the Credit Facility dated January 31, 2000, which waived the existing covenant defaults through March 31, 2000. The Third Amendment also set a new minimum EBITDA requirement (not including certain one-time charges) of $500,000 per month, limits the amount of cash equivalents that the Company is entitled to have to $2.5 million and allows the banks to withdraw any excess over $2.5 million to reduce the outstanding borrowings, prohibits certain sales of assets other than for cash without the banks' consent, and requires certain proceeds of asset sales to be used to permanently reduce the commitment amount under the Credit Facility (which requires the Company to make mandatory prepayments of any amounts outstanding in excess of the commitment amount, as so reduced). The Third Amendment also permanently reduced the commitment amount of the Credit Facility to $58.0 million and the amount available for borrowing to $55.0 million (unless the banks otherwise consent). On March 29, 2000, the Company and the banks entered into a letter agreement which extended the waiver of the Company's non-compliance with certain financial covenants through April 28, 2000. On April 27, 2000, the banks extended the temporary waivers of the existing defaults under the Credit Facility until May 31, 2000, at which time there will be an immediate event of default and, absent a further waiver or amendment, all amounts due thereunder will be subject to acceleration at the banks' discretion. Consequently, the total amount outstanding under the Credit Facility at March 31, 2000 has been classified as a current liability. If the banks elect to accelerate amounts due under the Credit Facility, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. If the banks were to accelerate repayment of outstanding amounts under the Credit Facility, such acceleration would cause a default under the Charterhouse Debentures, and Charterhouse could accelerate repayment of all amounts outstanding under the Charterhouse Debentures, subject to the Credit Facility banks' priority. In such event, repayment of amounts outstanding under the Charterhouse Debentures could only be made if the Credit Facility was first paid in full or the bank group gave its express prior written consent to such repayment.

The Company spent $857,000 on purchases of vehicles and equipment (including $125,000 spent in connection with installation of information systems) during the three months ended March 31, 2000. Other than expenditures relating to the information systems, these expenditures were primarily for the purchase of and capitalized repairs on transport and towing and recovery vehicles. During the three months ended March 31, 2000, the Company made expenditures of $166,000 on towing and recovery vehicles and $446,000 on transport vehicles. These expenditures were financed primarily through cash flow from operations.
During the first quarter of 1999, the Company committed to purchase up to 100 transport vehicles, for delivery at various times throughout the year 2000, and in connection therewith made a deposit of approximately $1.6 million to the vehicle manufacturer. In March 2000, the Company amended the contract with the vehicle manufacturer to reduce the commitment to 60 vehicles, to be delivered at various times throughout 2000, and to apply $1.5 million of the $1.6 million deposit toward the first 40 vehicles delivered. The Company's ability to take delivery of these vehicles will depend upon the availability of sufficient capital. If the Company is unable to take delivery of any vehicles, it may lose the entire $1.6 million deposit.

As of March 31, 2000, the Company had cash on hand of approximately $6.6 million. The Company is in the process of implementing programs to decrease operating and administrative costs and to reduce receivable balances and expedite billing for services rendered. While there can be no assurance, management expects that these initiatives will serve to strengthen the Company's cash position. In the meantime, the Company believes that it will be able to fund its near-term working capital needs through cash flow from operations as long as it does not experience significant decreases in revenues or increases in costs. In the event the Company is unable to fund its near-term working capital needs from cash flow from operations, it will be required to secure alternative sources of capital through issuances of debt or equity securities or sales of assets. There can be no assurance that additional capital will be available to the Company on satisfactory terms, or at all.

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

Due to the temporary nature of the waivers of the existing defaults under the Company's Credit Facility, the total amount outstanding under the Credit Facility at March 31, 2000 has been classified as a current liability.

On April 14, 2000, the Company entered into a Stock Purchase Agreement (the "KPS Agreement") with Blue Truck, an affiliate of KPS, pursuant to which the Company agreed to issue and sell, and Blue Truck agreed to purchase, $25.0 million of the Company's Series A Preferred Stock. Holders of Series A Preferred Stock are entitled to cumulative dividends of 5.5% per annum for six years after the closing date of the KPS Transaction and 5% per annum thereafter payable, until 2005, either in cash or in shares of the Company's Series B Preferred Stock at the option of the Company. After 2005, dividends are payable only in cash. The obligation to pay dividends terminates in 2008, or earlier if the Company's common stock trades above a specified price level.

The Preferred Stock is convertible into the Company's common stock at any time at the option of the holder. The per share conversion price for the Series A Preferred Stock is generally the lesser of $20.00 or the average closing price of the common stock for the 30 trading days prior to closing of the KPS Transaction (the "Thirty Day Average"). However, if the Thirty Day Average is greater than or equal to $8.40 and less than or equal to $10.00, the conversion price will be $10.00, and if the Thirty Day Average is less than $8.40, the conversion price will be 120% of the Thirty Day Average. The Series B Preferred Stock is identical in all respects to the Series A Preferred Stock except that its conversion price is 15% lower than the conversion price of the Series A Preferred Stock. The Preferred Stock automatically converts into common stock upon the occurrence of certain business combinations, unless the holders elect to exercise their liquidation preference rights.

Upon consummation of the KPS Transaction, the Company has agreed to pay KPS Management LLC, an entity affiliated with KPS, a one-time transaction fee of $2.5 million and to reimburse KPS for its actual reasonable fees and expenses in connection with negotiation and performance of the KPS Agreement. The Company has also agreed to pay KPS Management LLC an annual management fee of $1 million initially, which may be lowered to $500,000 and then to zero based upon the amount of Preferred Stock held by Blue Truck and its permitted transferees. The holders of Preferred Stock have the right to designate a majority of the Company's Board of Directors for so long as Blue Truck and its permitted transferees continue to own specified amounts of Preferred Stock. At lower levels of ownership, holders of Preferred Stock will be entitled to appoint three directors, one director, or no directors.

In connection with the KPS Transaction, the Company and Charterhouse have agreed that the Charterhouse Debentures will be redeemable at par plus accrued interest under certain circumstances. Charterhouse also agreed to waive its right to require the Company to redeem the Debentures at 106.5% of the aggregate principal amount of the Debentures upon consummation of the KPS Transaction in return for a transaction fee of $750,000. Charterhouse has also agreed to waive certain corporate governance rights that existed under its Investor's Agreement with the Company in connection with the KPS Transaction.

Consummation of the KPS Transaction is subject to a number of conditions, including approval of the Company's stockholders and the availability at closing of a refinancing or replacement of the Company's Credit Facility providing for at least $25 million of borrowing capacity in addition to the amounts currently outstanding under the Credit Facility. There can be no assurance that these conditions will be satisfied, or that the KPS Transaction, the refinancing of the Credit Facility, or the restructuring of the Charterhouse Debentures will be consummated. If the KPS Transaction is consummated, management believes that it will provide the Company with sufficient working capital to absorb any unanticipated decreases in revenues or increases in costs in the near term as well as working capital to help fund the Company's growth strategy.

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


Disposition of Division

On February 11, 2000, the Company sold, for a loss on sale of division of $212,000, the capital stock of Northshore Towing, Inc., North Shore Recycling, Inc. and Evanston Reliable Maintenance, Inc. (collectively "Northshore") located in Chicago, Illinois, for cash proceeds of $450,000 and a secured non-interest bearing promissory note in the principal amount of $500,000, which has been discounted at 8.0% and is payable in installments through 2004. Northshore was a division within the Company's towing and recovery segment.


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


General Economic Conditions and Inflation

The Company's future operating results may be adversely affected by (i) the availability of capital to fund operations, including expenditures for new and replacement equipment, (ii) the Company's success in improving operating efficiency and profitability and in integrating its acquired business (iii) the loss of significant customers or contracts, (iv) the timing of expenditures for new equipment and the disposition of used equipment (v) changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety, (vi) changes in the general level of demand for towing and transport services, (vii) price changes in response to competitive factors, (viii) event-driven variations in the demand for towing and transport services, (ix) risks related to the adequacy, functionality, sufficiency and cost of the Company's information systems and (x) general economic conditions. Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.


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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there have been no material changes in the Company's interest rate risk position since December 31, 1999. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

PART II   OTHER INFORMATION
          -----------------

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 1, 2000, the Company issued 3,077 shares of its common stock (on a post reverse split adjusted basis) to Gerald R. Riordan pursuant to Mr. Riordan's employment agreement with the Company.

The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipient of the securities was an accredited investor and represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the certificate issued in such transaction.

On March 31, 1999, the Company issued approximately $1.6 million aggregate principal amount of Charterhouse Debentures to Charterhouse which represented the quarterly payment-in-kind interest payment due with respect to $80.8 million aggregate principal amount of Charterhouse Debentures previously issued to Charterhouse.

The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipient of the securities was an accredited investor and represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the certificate issued in such transaction.


ITEM 3 DEFAULTS UPON SENIOR SECURITIES

As of September, 30, 1999, the Company was in violation of the covenants in the Credit Facility relating to minimum consolidated net income and the ratio of net income plus interest, tax and rental expense (EBITR) to interest expense plus rental expense. In November 1999, the Company received a temporary waiver of these defaults through February 29, 2000 pursuant to a Second Amendment to the Credit Facility. The Second Amendment also strengthened certain financial covenants in the Credit Facility. These amended financial covenants require the Company to (i) maintain a specified minimum level of EBITDA during the period from October 1, 1999 through February 28, 2000, (ii) obtain the prior written consent of the bank group in order to pay cash consideration for any acquisition, (iii) refrain from entering into operating leases providing for aggregate rental payments in excess of $8.6 million in 1999, and (iv) refrain from having greater than $1.5 million of cash in bank accounts outside the Bank of America. In connection with the Second Amendment the Company and the banks also agreed to decrease the commitment amount of the Credit Facility to $65.0 million and to decrease the amount available for borrowing to $55.0 million after January 1, 2000.

In November 1999, the Company failed to meet the minimum EBITDA requirement imposed by the Second Amendment to the Credit Facility. As a result, the Company and the banks entered into a Third Amendment to the Credit Facility dated January 31, 2000, which waived the existing covenant defaults through March 31, 2000. The Third Amendment also set a new minimum EBITDA requirement (not including certain one-time charges) of $500,000 per month, limits the amount of cash equivalents that the Company is entitled to have to $2.5 million and allows the banks to withdraw any excess over $2.5 million to reduce the outstanding borrowings, prohibits certain sales of assets other than for cash without the banks' consent, and requires certain proceeds of asset sales to be used to permanently reduce the commitment amount under the Credit Facility (which requires the Company to make mandatory prepayments of any amounts outstanding in excess of the commitment amount, as so reduced). The Third Amendment also permanently reduced the commitment amount of the Credit Facility to $58.0 million and the amount available for borrowing to $55.0 million (unless the banks otherwise consent). On March 29, 2000, the Company and the banks entered into a letter agreement which extended the waiver of the Company's non-compliance with certain financial covenants through April 28, 2000. On April 27, 2000, the banks extended the temporary waivers of the existing defaults under the Credit Facility until May 31, 2000, at which time there will be an immediate event of default and, absent a further waiver or amendment, all amounts due thereunder will be subject to acceleration at the banks' discretion. Consequently, the total amount outstanding under the Credit Facility at March 31, 2000 has been classified as a current liability. If the banks elect to accelerate amounts due under the Credit Facility, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. If the banks were to accelerate repayment of outstanding amounts under the Credit Facility, such acceleration would cause a default under the Charterhouse Debentures, and Charterhouse could accelerate repayment of all amounts outstanding under the Charterhouse Debentures, subject to the Credit Facility banks' priority. In such event, repayment of amounts outstanding under the Charterhouse Debentures could only be made if the Credit Facility was first paid in full or the bank group gave its express prior written consent to such repayment.


ITEM 5   OTHER EVENTS

On January 17, 2000, the Company appointed Michael A. Wysocki as President of the Company's transport business unit. On January 21, 2000 the Company appointed Harold W. Borhauer II as President of the Company's towing and recovery business unit.

On February 11, 2000, the Company sold, for a loss on sale of division of $212,000, the capital stock of Northshore Towing, Inc., North Shore Recycling, Inc. and Evanston Reliable Maintenance, Inc. (collectively "Northshore") located in Chicago, Illinois, for cash proceeds of $450,000 and a secured non-interest bearing promissory note in the principal amount of $500,000, which has been discounted at 8.0% and is payable in installments through 2004. Northshore was a division within the Company's towing and recovery segment.



ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Executive Employment Agreement, dated as of January 17, 2000, between the Company and Michael A. Wysocki (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

     10.2 Executive Employment Agreement, dated as of January 21, 2000, between the Company and Harold W. Borhauer II (incorporated by reference to
          Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

     10.3 Third Amendment, dated as of January 31, 2000, to Amended and Restated Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

     10.4 Letter Agreement, dated as of February 21, 2000, relating to the Amended and Restated Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

     10.5 Amendment, effective as of March 9, 2000, to Executive Employment Agreement, dated as of October 11, 1999, by and between the Company and Gerald R. Riordan (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

     10.6 Amendment, effective as of March 9, 2000, to Executive Employment Agreement, dated as of January 17, 2000, by and between the Company and Michael A. Wysocki (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

     10.7 Amendment, effective as of March 9, 2000, to Executive Employment Agreement, dated as of January 21, 2000, by and between the Company and Harold W. Borhauer (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

     10.8 Letter Agreement (Fourth Amendment and Waiver), dated as of March 29, 2000, to the Amended and Restated Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A. as Agent (filed herewith).

     10.9 Letter Agreement, dated as of April 12, 2000, relating to the Amended and Restated Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A. as Agent (filed herewith).

    10.10 Stock Purchase Agreement, dated as of April 14, 2000, between the Company and Blue Truck Acquisition, LLC (incorporated by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 14, 2000 and filed with the SEC on April 18, 2000).

    10.11 Letter Agreement dated as of April 27, 2000, relating to the Amended and Restated Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A. as Agent (filed herewith).

     11.1 Statement of Computation of Earnings per Share (filed herewith).

     27.1 Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarterly period ended March 31, 2000:

Current Report on Form 8-K, dated January 5, 2000 and filed January 12, 2000, to report under Item 5 that Allan D. Pass, Ph.D. had resigned as the Company's President and Chief Operating Officer and that Robert J. Adams, Jr. would no longer serve as the Company's Senior Vice President and Chief Acquisition Officer but would continue serving the Company as a consultant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UNITED ROAD SERVICES, INC.
                                                 Registrant


Date: May 15, 2000                     /s/  Gerald R. Riordan
                                       ---------------------------------
                                            Chief Executive Officer

                                       /s/  Donald J. Marr
                                       ---------------------------------
                                            Donald J. Marr
                                            Chief Financial Officer

                       INDEX OF EXHIBITS FILED HEREWITH*



Number   Description of Document
-------  -----------------------


  10.8 Letter Agreement (Fourth Amendment and Waiver), dated as of March 29, 2000, to the Amended and Restated Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A. as Agent.

  10.9 Letter Agreement, dated as of April 12, 2000, relating to the Amended and Restated Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A. as Agent.

  10.11 Letter Agreement dated as of April 27, 2000, relating to the Amended as Restated Credit Agreement, dated as of November 2, 1998, by and among the Company, various financial institutions and Bank of America, N.A. as Agent.

  11.1   Statement regarding Computation of Earnings per Share.

  27.1   Financial Data Schedule.


* For a complete list of Exhibits to this Report, see Item 6(b).