Form 10-Q
period 2000-06-30
UNITED ROAD SERVICES INC
filed 2000-08-14
CIK 1056562

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(MARK)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                          OF 1934 FOR THE PERIOD ENDED
                                 JUNE 30, 2000



                                       OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                        Commission File Number 000-24019

                           United Road Services, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                            94-3278455
              ---------                           ----------
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)

        17 Computer Drive West
           Albany, New York                         12205
           ----------------                         -----
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (518) 446-0140

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                            Yes  X        No ___
                                ---


  As of August 14, 2000, the registrant had 1,912,593 shares of common stock issued and outstanding.


================================================================================

                           UNITED ROAD SERVICES, INC.
           Form 10-Q For The Three and Six Months Ended June 30, 2000



                        Index                                                                        Page

Part I.     - Financial Information

            Item 1      Condensed Consolidated Financial Statements
                        Condensed Consolidated Balance Sheets as of
                              June 30, 2000 and December 31, 1999                                       2

                        Condensed Consolidated Statements of Operations
                              For the Three and Six Months Ended
                              June 30, 2000 and June 30, 1999                                           3

                        Condensed Consolidated Statements of Cash Flows for
                              the Six Months Ended June 30, 2000 and June 30, 1999                      4

                        Notes to Condensed Consolidated Financial Statements                            6

            Item 2      Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                      14

            Item 3      Quantitative and Qualitative Disclosures about Market Risk                     25

Part II.    - Other Information


            Item 2      Changes in Securities and Use of Proceeds                                      26

            Item 3      Defaults upon Senior Securities                                                26

            Item 4      Submission of Matters to a Vote of Security Holders                            26

            Item 5      Other Information                                                              26

            Item 6      Exhibits and Reports on Form 8-K                                               27

Signatures                                                                                             29

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


ASSETS                                                                              June 30, 2000              December 31, 1999
                                                                                    -------------              -----------------

 Current assets:                                                                       (Unaudited)
            Cash and cash equivalents                                                 $     8,075                          4,115
            Trade receivables, net of allowance for doubtful
              accounts of $1,946 at June 30, 2000
              and $2,539 December 31, 1999                                                 19,660                         23,709
            Other receivables, net of allowance for doubtful accounts
              of  $342 at June 30, 2000 and $262 at December 31, 1999                       1,316                          1,161
            Prepaid income taxes                                                            1,707                          3,534
            Prepaid expenses and other current assets                                       2,217                          2,274
            Current portion of rights to equipment under finance contracts                    355                            435
                                                                                      -----------                     ----------
                        Total current assets                                               33,330                         35,228
 Vehicles and equipment, net                                                               70,687                         78,212
 Rights to equipment under finance contracts, excluding current portion                     1,123                          1,480
 Deferred financing costs, net                                                              3,730                          4,109
 Goodwill, net                                                                             78,783                        203,337
 Other non-current assets                                                                   3,069                             79
                                                                                      -----------                     ----------
                        Total assets                                                    $ 190,722                        322,445
                                                                                      ===========                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
            Current installments of obligations under capital leases                 $        234                            268
            Current installments of obligations for equipment under
                        finance contracts                                                     355                            435
            Borrowings under credit facility                                                    -                         50,650
            Accounts payable                                                                8,568                          7,464
            Accrued expenses                                                                9,489                          9,489
            Due to related parties                                                              -                          1,130
                                                                                      -----------                     ----------
                        Total current liabilities                                          18,646                         69,436
 Obligations under capital leases, excluding current installments                             302                            402
 Obligations for equipment under finance contracts, excluding
                        current installments                                                1,123                          1,480
 Long-term debt                                                                           134,294                         80,876
 Deferred tax liability                                                                     9,439                          2,666
 Other long-term liabilities                                                                  513                          1,172
                                                                                      -----------                     ----------
                        Total liabilities                                                 164,317                        156,032
                                                                                      -----------                     ----------

 Stockholders' equity:
            Preferred stock; 5,000,000 shares authorized; no shares
                        issued or outstanding                                                    -                             -
            Common stock, $0.01 par value; 35,000,000 shares
                        authorized; 1,912,593 and 1,759,416
                        shares issued and outstanding at June 30, 2000
                        and December 31, 1999, respectively                                    19                             18
            Additional paid-in capital                                                    195,215                        191,877
            Accumulated deficit                                                          (168,829)                       (25,482)
                                                                                      -----------                     ----------
                        Total stockholders' equity                                         26,405                        166,413
                                                                                      -----------                     ----------
                        Total liabilities and stockholders' equity                    $   190,722                        322,445
                                                                                      ===========                     ==========


     See accompanying notes to condensed consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                            Three months ended           Six months ended
                                                                  June 30,                     June 30,
                                                             2000         1999            2000         1999
                                                             ----         ----            ----         ----


Net revenue                                             $  62,717       65,482         128,180      124,935

Cost of revenue, excluding depreciation                    49,584       47,548         101,934       90,390
Amortization of goodwill                                    1,340        1,515           2,679        2,794
Depreciation                                                2,538        2,072           5,037        3,964
Selling, general and administrative expenses                9,094       10,338          18,759       17,902
Impairment charge                                         129,455         --           129,455         --
                                                        ---------    ---------       ---------    ---------
            Income (loss) from operations                (129,294)       4,009        (129,684)       9,885

Other income (expense):

Interest income                                               106            1             169            9
Interest expense                                           (3,398)      (2,610)         (6,673)      (4,631)
Other (includes $212 of loss on sale of
  division for the six months ended June 30, 2000)           (124)         (62)           (374)        (130)
                                                        ---------    ---------       ---------    ---------
            Income (loss) before income taxes            (132,710)       1,338        (136,562)       5,133

Income tax expense                                          7,784          868           6,785        2,653
                                                        ---------    ---------       ---------    ---------
            Net income (loss)                           $(140,494)         470        (143,347)       2,480
                                                        =========    =========       =========    =========

Per share amounts:

            Basic earnings (loss)                       $  (76.23)         .28          (79.37)        1.48
                                                        =========    =========       =========    =========

            Diluted earnings (loss)                     $  (76.23)         .26          (79.37)        1.41
                                                         =========    =========       =========    =========

     See accompanying notes to condensed consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                       Six months ended
                                                                                            June 30,
                                                                                        2000        1999
                                                                                       -----        ----

Net income (loss)                                                                  $(143,347)       2,480
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation                                                               5,037        3,964
            Amortization of goodwill                                                   2,679        2,794
            Impairment charge                                                        129,455         --
            Amortization of deferred financing costs                                     437          409
            Provision for doubtful accounts                                              461          793
            Deferred income taxes                                                      6,773        1,479
            Interest expense, paid-in-kind                                             3,268        2,504
            Loss on sale of vehicles and equipment, net                                   66           (8)
            Loss on sale of division                                                     212         --

            Changes in operating assets and liabilities, net of effects of acquisitions:
                          Decrease (increase) in trade receivables                     3,494       (4,756)
                          Decrease (increase) in other receivables                        45        1,250
                          Decrease in prepaid income taxes                             1,827         --
                          Increase in prepaid expenses and
                                other current assets                                    (378)        (496)
                          Decrease in other non-current assets                        (2,701)        (140)
                          Increase (decrease) in accounts payable                        969       (3,145)
                          Increase (decrease) in accrued expenses                         85          201
                          Decrease in long-term liabilities                             (621)        --
                          Increase in income taxes payable                              --             82
                                                                                    ---------     --------
                                Net cash provided by operating activities              7,761        7,411
                                                                                    ---------     --------

Investing activities:
      Acquisitions, net of cash acquired                                                --        (35,722)
      Deposit on vehicles                                                               --         (1,691)
      Purchases of vehicles and equipment                                             (2,666)     (10,203)
      Proceeds from sale of vehicles and equipment                                       457          278
      Proceeds received from sale of division                                            450         --
      Amounts payable to related parties                                              (1,336)      (1,521)
                                                                                    ---------     --------
                                Net cash used in investing activities                 (3,095)     (48,859)
                                                                                    ---------     --------

Financing activities:
      Proceeds from issuance of convertible subordinated debentures                     --         31,500
      Borrowings on revolving credit facility                                           --         59,700
      Repayments of revolving credit facility                                           (500)     (34,000)
      Payments of deferred financing costs                                               (58)      (2,058)
      Payments on debt and capital leases assumed
            in acquisitions                                                             (148)     (14,785)
                                                                                    ---------     --------
                                Net cash (used) provided by financing activities        (706)      40,357
                                                                                    ---------     --------

Increase (decrease) in cash and cash equivalents                                       3,960       (1,091)
Cash and cash equivalents at beginning of period                                       4,115        3,381
                                                                                    ---------     --------
Cash and cash equivalents at end of period                                         $   8,075        2,290
                                                                                    =========     ========

                                   (continued)

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (In thousands)
                                   (Unaudited)


                                                                                           Six months ended
                                                                                                 June 30,
                                                                                          2000            1999
                                                                                          ----            ----

Supplemental disclosures of cash flow information
        Cash paid (received) during the period for:
                        Interest                                                     $   2,426           1,543
                                                                                     =========          ======
                        Income taxes, net of refunds                                 $  (1,718)          1,096
                                                                                     =========          ======

Supplemental disclosure of non-cash investing and financing activity

                        Issuance of common stock related to acquisitions, net        $     409          24,602
                                                                                     =========          ======






     See accompanying notes to condensed consolidated financial statements.

                           UNITED ROAD SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 2000

(1) Summary of Significant Accounting Policies

     (a) Interim Financial Statements

          The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

          It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in United Road Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC.

     (b) Organization and Business

          United Road Services, Inc., a Delaware corporation (the "Company"), was formed in July 1997 to become a leading national provider of motor vehicle and equipment towing, recovery and transport services. From inception through May 5, 1999, the Company acquired 56 businesses (the "Acquired Companies"), seven of which (the "Founding Companies") were acquired simultaneously with the consummation of an initial public offering of the Company's common stock. Consideration for these businesses consisted of cash, common stock and the assumption of indebtedness. All of these acquisitions were accounted for utilizing the purchase method of accounting.

          The Company operates in two reportable operating segments: (1) transport and (2) towing and recovery. Both segments operate under a common management structure that evaluates each of the Company's 40 divisions located in 19 states.

          The transport segment provides transport services to a broad range of customers in the new and used vehicle markets. Revenue from transport services is derived according to pre-set rates based on mileage or a flat fee. Customers include automobile manufacturers, leasing and insurance companies, automobile auction companies, automobile dealers, and individual motorists.

          The towing and recovery segment provides towing, impounding and storing services, lien sales and auctions of abandoned vehicles. In addition, the towing and recovery segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment. Revenue from towing and recovery services is principally derived from rates based on distance, time or fixed charges, and any related impound and storage fees. Customers of the towing and recovery division include automobile dealers, repair shops and fleet operators, law enforcement agencies, municipalities and individual motorists.

     (c) Basis of Presentation

          The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The results of operations of the Acquired Companies have been included in the Company's results of operations from their respective acquisition dates. All significant intercompany transactions have been eliminated in consolidation.

                           UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, continued
                                  (Unaudited)
(1)  Continued

     (d) Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

     The following table provides calculations of both basic and diluted earnings (loss) per share:

     Three months ended June 30, 2000
     --------------------------------

                                        Weighted
                                         average     Per share
                         Net loss      shares  (1)  amounts  (1)
                     ----------------  -----------  ------------

          Basic        $(140,494,000)   1,843,048       $(76.23)
                       =============    =========       =======
          Diluted      $(140,494,000)   1,843,048       $(76.23)
                       =============    =========       =======

     Three months ended June 30, 1999
     --------------------------------

                                        Weighted
                                         average     Per share
                        Net income     shares  (1)  amounts  (1)
                     ----------------  -----------  ------------

          Basic        $     470,000    1,706,695       $   .28
                       =============    =========       =======
          Diluted      $     470,000    1,783,695       $   .26
                       =============    =========       =======


     Six months ended June 30, 2000
     ------------------------------

                                        Weighted
                                        average      Per share
                        Net loss        shares  (1)  amounts  (1)
                     ---------------   ----------   -----------

          Basic        $(143,347,000)   1,805,987       $(79.37)
                       =============    =========       =======
          Diluted      $(143,347,000)   1,805,987       $(79.37)
                       =============    =========       =======

Six months ended June 30, 1999
------------------------------
                                                      Weighted
                                                       average     Per share
                                         Net income   shares  (1)  amounts  (1)
                                         ----------  -----------  ------------

          Basic                          $2,480,000   1,677,694         $1.48
                                         ==========   =========         =====
          Diluted                        $2,480,000   1,757,586         $1.41
                                         ==========   =========         =====

          (1) Gives effect to a one-for-ten reverse stock split effected on May 4, 2000.

          The impact of the Company's outstanding stock options, warrants, convertible subordinated debentures and shares held in escrow has been excluded at June 30, 2000, as the effect would be antidilutive. Additionally, shares issuable upon conversion of the convertible subordinated debentures have been excluded at June 30, 1999, as the effect would be antidilutive due to the adjustment (increase in net income) for interest expense.


     (f) Impact of Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement No. 133 has subsequently been amended by Financial Accounting Standards Board Statement ("SFAS") No. 137 which delays the effective date for implementation of Statement No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of Statement No. 133 on the Company's consolidated financial statements.

     (g) Goodwill

          In accordance with Accounting Principles Board Opinion No. 17, Intangible Assets, the Company continually evaluates whether events and circumstances that may affect the characteristics of, comparable data discussed above warrant revised estimates of the useful lives or recognition of a charge-off of the carrying amounts of the associated goodwill.

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

(2) Stockholders' Equity

     On January 1, 2000, 3,077 shares of the Company's common stock, representing a fair value of $50,000, were granted to the Company's Chief Executive Officer, as required under his employment agreement. On May 4, 2000, the Company effected a one-for-ten reverse stock split of its common stock. All share and per-share amounts in the accompanying unaudited condensed consolidated financial statements have been restated to give effect to the reverse stock split.

(3) Due to Related Parties

     The Company is obligated to make certain earn-out payments to the former owners of the Founding Companies and one other Acquired Company. For each of the years 1998 through 2002, the Company will be required to make an earn-out payment to the former owners of each of these companies that achieves certain net revenue targets. The net revenue target for 1998 was generally 110% of 1997 net revenue of the particular company, and for the years 1999 through 2002 the net revenue target is 110% of the greater of the prior year's actual net revenue or target net revenue. If the net revenue target is achieved for a particular year, an initial payment, generally equal to 5% of the excess of actual net revenue over the net revenue target, is due. Upon achievement of the net revenue target for a particular year, subsequent and equal payments will also be due for each year through 2002, provided that the actual net revenue for the respective subsequent year exceeds the actual net revenue for the year that the net revenue target was first achieved. At December 31, 1999, the Company recorded additional goodwill and a liability within accrued expenses on the accompanying condensed consolidated balance sheets in the amount of $450,000 to reflect earn-out payments due. There were no earnout payments due as of June 30, 2000.

(4) Debt

     As of June 30, 2000, the Company had a total of $54.9 million, including letters of credit of $4.7 million, outstanding under its revolving credit facility with various banks, for which Bank of America, N.A. ("Bank of America") acts as agent (the "Bank of America Credit Facility"). As of September, 30, 1999, the Company was in violation of the covenants in the Bank of America Credit Facility relating to minimum consolidated net income and the ratio of net income plus interest, tax and rental expense (EBITR) to interest expense plus rental expense. In November 1999, the Company received a temporary waiver of these defaults through February 29, 2000 pursuant to a Second Amendment to the Bank of America Credit Facility. The Second Amendment also strengthened certain financial covenants in the Bank of America Credit Facility. These amended financial covenants required the Company to (i) maintain a specified minimum level of EBITDA during the period from October 1, 1999 through February 28, 2000, (ii) obtain the prior written consent of the bank group in order to pay cash consideration for any acquisition, (iii) refrain from entering into operating leases providing for aggregate rental payments in excess of $8.6 million in 1999, and (iv) refrain from having greater than $1.5 million of cash in bank accounts outside Bank of America. In connection with the Second Amendment, the Company and the banks also agreed to decrease the commitment amount of the Bank of America Credit Facility to $65.0 million and to decrease the amount available for borrowing to $55.0 million after January 1, 2000.

     In November 1999, the Company failed to meet the minimum EBITDA requirement imposed by the Second Amendment to the Bank of America Credit Facility. As a result, the Company and the banks entered into a Third Amendment to the Bank of America Credit Facility dated January 31, 2000, which waived the existing covenant defaults through March 31, 2000. The Third Amendment also set a new minimum EBITDA requirement (not including certain one-time charges) of $500,000 per month, limited the amount of cash equivalents that the Company was entitled to have to $2.5 million, prohibited certain sales of assets other than for cash without the banks' consent, and required certain proceeds of asset sales to be used to permanently reduce the commitment amount under the Bank of America Credit Facility (which required the Company to make mandatory prepayments of any amounts outstanding in excess of the commitment amount, as so reduced). The Third Amendment also permanently reduced the commitment amount of the Bank of America Credit Facility to $58.0 million and the amount available for borrowing to $55.0 million.

     On March 29, 2000, the Company and the banks entered into a letter agreement which extended the waiver of the existing defaults under the Bank of America Credit Facility through April 28, 2000. On April 27, 2000, May 31, 2000 and June 29, 2000 the banks further extended the temporary waivers of the existing defaults until May 31, 2000, June 30, 2000 and July 31, 2000, respectively. Upon the expiration of such waivers, there would have been an immediate event of default and, absent a further waiver or amendment, all amounts due thereunder would have been subject to acceleration at the banks' discretion. However, as a result of the refinancing described below and in accordance with generally accepted accounting principles, the total amount outstanding under the Bank of America Credit Facility as of June 30, 2000 has been reclassified as long-term debt in the accompanying financial statements.

     On July 20, 2000, the Company and its subsidiaries entered into a new senior secured revolving credit facility (the "GE Capital Credit Facility") with a group of banks for which General Electric Capital Corporation ("GE Capital") acts as agent. On the same date, the Company terminated the Bank of America Credit Facility and repaid all amounts outstanding thereunder (approximately $54.9 million, including letters of credit of $4.7 million).

     The GE Capital Credit Facility has a term of five years and a maximum borrowing capacity of $100 million. The facility includes a letter of credit subfacility of up to $10 million. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price and the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. As of August 11, 2000, approximately $35.0 million was outstanding under the GE Capital Credit Facility (including letters of credit of $8.3 million) and an additional $13.8 million was available for borrowing.

     Interest accrues on amounts borrowed under the GE Capital Credit Facility, at the Company's option, at either the Index Rate (as defined in the GE Capital Credit Agreement) plus an applicable margin or the reserve adjusted LIBOR Rate (as defined in the GE Capital Credit Agreement) plus an applicable margin.

     The rate is subject to adjustment based upon the performance of the Company, the occurrence of an event of default or certain other events. The GE Capital Credit Facility provides for payment by the Company of customary fees and expenses.

     The obligations of the Company and its subsidiaries under the GE Capital Credit Facility are secured by a first priority security interest in the existing and after-acquired real and personal, tangible and intangible assets of the Company and its subsidiaries.

     The GE Capital Credit Facility contains additional covenants requiring the Company, among other things and subject to certain agreed-upon exceptions contained in the GE Capital Credit Facility, to (a) make certain prepayments against principal, (b) maintain specified cash management systems, (c) maintain specified insurance protection, (d) refrain from commercial transactions, management agreements, service agreements and borrowing transactions with certain related parties, (e) refrain from making payments of cash dividends and other distributions to equity holders, payments in respect of subordinated debt, payments of management fees to certain affiliates and redemption of capital stock, (f) refrain from mergers, acquisitions or sales of capital stock or a substantial portion of the assets of the Company or its subsidiaries, (g) refrain from direct or indirect changes in control, (h) limit capital expenditures and
     (i) meet certain financial covenants.


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

     The transport segment provides transport services to a broad range of customers in the new and used vehicle markets. The towing and recovery segment provides towing, impounding and storage services for motor vehicles, lien sales and auto auctions of abandoned vehicles. In addition, the towing and recovery segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment.

     The accounting policies of each of the segments are the same as those of the Company, as outlined in note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts have been reclassified for consistent presentation. The Company evaluates the performance of its operating segments through an evaluation of the Company's income (loss) from operations. Accordingly, the Company's summarized segment financial information is presented below on the basis of income (loss) from operations for the three and six month periods ended June 30, 2000 and 1999. Inter-segment revenues and transfers are not significant.


Summarized financial information concerning the Company's reportable segments is shown in the following tables:

Three months ended June 30, 2000
--------------------------------

                                                                         Towing and
                                                             Transport    Recovery     Other     Total
                                                             ---------    --------     -----     -----
      Net revenues from external customers                  $ 39,150       23,567        -     62,717
      Cost of revenue, including depreciation                 32,728       19,394        -     52,122
      Impairment charge                                       81,151       48,304        -    129,455
      Loss from operations                                   (79,079)     (47,970)  (2,245)  (129,294)




Three months ended June 30, 1999
--------------------------------
                                                                         Towing and
                                                             Transport    Recovery     Other     Total
                                                             ---------    --------     -----     -----
     Net revenues from external customers                     $40,568      24,914          -     65,482
     Cost of revenue, including depreciation                   30,257      19,363          -     49,620
     Income from operations                                     6,298       1,557    (3,846)      4,009



  The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals.

                                                          Three months ended
                                                                 June 30,

Reconciliation of income (loss) before income taxes:        2000         1999
                                                            ----         ----

  Total profit (loss) from reportable segments         $(127,049)       7,855
  Unallocated amounts:
     Interest expense, net                                (3,292)      (2,609)
     Depreciation and amortization                          (147)        (163)
     Other selling, general and administrative costs      (2,098)      (3,683)
     Other expense                                          (124)         (62)
                                                       ---------    ---------
  Income (loss) before income taxes                    $(132,710)       1,338
                                                       =========    =========


Six months ended June 30, 2000
------------------------------

                                                             Towing and
                                                Transport     Recovery       Other     Total
                                                ---------     --------       -----     -----
      Net revenues from external customers      $ 79,671       48,509            -    128,180
      Cost of revenue, including depreciation     66,479       40,492            -    106,971
      Impairment charge                           81,151       48,304            -    129,455
      Loss from operations                       (76,728)     (47,707)      (5,249)  (129,684)


Six months ended June 30, 1999
------------------------------
                                                             Towing and
                                                Transport     Recovery       Other     Total
                                                ---------     --------       -----     -----
     Net revenues from external customers       $ 76,671       48,264            -    124,935
     Cost of revenue, including depreciation      57,689       36,665            -     94,354
     Income from operations                       11,985        4,316       (6,416)     9,885


The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals


                                                            Six months ended
                                                                 June 30,
Reconciliation of income (loss) before income taxes:          2000     1999
                                                              ----     ----

 Total profit (loss) from reportable segments            $(124,435)  16,301
 Unallocated amounts:
  Interest expense, net                                     (6,504)  (4,622)
  Depreciation and amortization                               (294)    (224)
  Other selling, general and administrative costs           (4,955)  (6,192)
  Other expense                                               (374)    (130)
                                                         ---------   ------
 Income (loss) before income taxes                       $(136,562)   5,133
                                                         =========   ======


(6)  Disposition

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

(7)  Sale of Series A Preferred Stock

     On July 20, 2000, the Company sold 613,073.27 shares of its Series A Participating Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock") to Blue Truck Acquisition, LLC, a Delaware limited liability company ("Blue Truck") which is controlled by KPS Special Situations Fund, L.P. ("KPS"), for $25.0 million in cash consideration (the
     "KPS Transaction").   In addition, on July 20, 2000, the Company sold
     49,045.86 shares of its Series A Preferred Stock to CFE, Inc. ("CFE"), an affiliate of General Electric Capital Corporation ("GE Capital") for $2.0 million in cash consideration (the "CFE Transaction").

     Holders of the Series A Preferred Stock are entitled to vote together with the holders of the Common Stock as a single class on matters submitted to the Company's stockholders for a vote (other than with respect to certain elections of directors). The holder of each share of Series A Preferred Stock is entitled to the number of votes equal to the number of full shares of Common Stock into which such share of Series A Preferred Stock could be converted on the record date for such vote. The holders of Series A Preferred Stock have the right to designate six members of the Company's Board of Directors, which constitutes a majority, for so long as Blue Truck and its permitted transferees continue to own specified amounts of Series A Preferred Stock. At lower levels of ownership, the holders of Series A Preferred Stock will be entitled to appoint three directors, one director, or no directors, depending upon the amount of Series A Preferred Stock then held by Blue Truck and its permitted transferees, as set forth in the Investors' Agreement relating to the KPS Transaction.

     Prior to July 20, 2008, holders of the outstanding Series A Preferred Stock are entitled to receive cumulative dividends on the Series A Preferred Stock each quarter at the rate per annum of (i) 5.5% until July 20, 2006, and (ii) 5.0% thereafter, of the Series A Preferred Base Liquidation Amount (as defined below) per share of Series A Preferred Stock. The "Series A Preferred Base Liquidation Amount" is equal to the purchase price per share of the Series A Preferred Stock ($40.778), subject to certain adjustments. The dividends are payable in cash at the end of each quarter or, at the election of the Company, will cumulate to the extent unpaid. In the event that the Company does not make a scheduled dividend payment (an "arrearage"), dividends also accrue on such arrearage at the same rate. Once an arrearage occurs, the Company may no longer pay such dividend in cash, other than in connection with a liquidation, dissolution or winding up of the Company. In addition, holders of the Series A Preferred Stock are entitled to participate in all dividends payable to holders of the Common Stock. The Company's obligation to pay dividends terminates on July 20, 2008, or earlier if the Company's Common Stock trades above a specified price level.

     Each share of Series A Preferred Stock is convertible at any time by its holder into a number of shares of Common Stock equal to the sum of (i) the quotient obtained by dividing (x) the Series A Preferred Base Liquidation Amount by (y) the conversion price per share for the Series A Preferred Stock (currently $4.0778 and subject to certain adjustments) (the "Conversion Price") plus (ii) the quotient obtained by dividing (x) the amount, if any, by which the Series A Preferred Liquidation Preference Amount (as defined below) that has accrued at any time prior to July 20, 2005 exceeds the Series A Preferred Base Liquidation Amount by (y) the product of the Conversion Price and 0.85. The "Series A Preferred Liquidation Preference Amount" is the sum of the Series A Preferred Base Liquidation Amount and the amount of any and all unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock automatically converts into Common Stock upon the occurrence of certain business combinations, unless the holders elect to exercise their liquidation preference rights.

     On July 20, 2000, in connection with the KPS Transaction, the Company cancelled all of its 8% Convertible Subordinated Debentures due 2008 (the "1998 Debentures") issued to Charter URS LLC ("Charterhouse") pursuant to the Purchase Agreement entered into between Charterhouse and the Company in November 1998, and in lieu thereof, issued to Charterhouse $84.5 million aggregate principal amount of new 8% Convertible Subordinated Debentures due 2008 (the "Debentures") (which aggregate principal amount was equal to the aggregate principal amount of the 1998 Debentures then outstanding plus accrued interest thereon to July 20, 2000). Under the terms of the Amended and Restated Purchase Agreement entered into between the Company and Charterhouse (the "Amended Charterhouse Purchase Agreement"), the Debentures are redeemable at par plus accrued interest under certain circumstances. Charterhouse also waived its right to require the Company to redeem the 1998 Debentures at 106.5% of the aggregate principal amount of the 1998 Debentures upon consummation of the KPS Transaction and waived certain corporate governance rights that existed under its Investor's Agreement with the Company. In connection with these transactions, the Company paid Charterhouse a fee of 183,922 shares of Common Stock, and reimbursed Charterhouse approximately $200,000 for its fees and expenses incurred in connection with the transaction.

(8)  Impairment Charge

     The Company periodically reviews the recorded value of its long-lived assets to determine if the carrying amount of those assets may not be recoverable based upon the future operating cash flows expected to be generated by those assets. In accordance with SFAS No. 121, during the second quarter of 2000, based upon a comprehensive review of the Company's long-lived assets, the Company recorded a non-cash impairment charge of $11.4 million related to the write-down of a portion of the recorded asset values, including allocated goodwill. The impairment charge recorded under SFAS No. 121 included impairment charges of $2.5 million on the recoverability of vehicles and equipment at the Company's transport divisions and $2.1 million on the recoverability of vehicles and equipment at the Company's towing and recovery divisions and impairment charges of $2.9 million on the recoverability of allocated goodwill at the Company's transport divisions and $3.9 million on the recoverability of allocated goodwill at the Company's towing and recovery divisions. The impairment charge was recognized when the future undiscounted cash flows of these divisions were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimates of fair value.

     Additionally, in connection with its analysis of the recoverability of goodwill as described in note 1(g), the Company recorded an impairment charge of $118.1 million. The non-cash impairment charge recorded included $75.7 million related to the recoverability of goodwill at the Companys transport divisions and $42.4 million related to the recoverability of goodwill at the Company's towing and recovery divisions.

(9)  Income Taxes

     The use of loss carryforwards may be limited if a change in ownership of the Company occurs under Section 382 of the Internal Revenue code. As described in note 7, on July 20, 2000, the Company sold shares of its Series A participating convertible preferred stock. This sale caused an Internal Revenue Code section 382 ownership change resulting in the $5.6 million write off of the 1999 net operating loss carryforward. Additionally, in determining the realizability of the deferred tax assets at June 30, 2000, the company established a valuation allowance of $4.0M.

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report.

On May 4, 2000, the Company effected a one-for-ten reverse stock split of its common stock. All share and per-share amounts in the accompanying unaudited condensed consolidated financial statements have been restated to give effect to the reverse stock split.


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

Management's discussion and analysis addresses the Company's historical results of operations as shown in its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2000 and 1999. The historical results for each of the three and six months ended June 30, 1999 include the results of all businesses acquired prior to June 30, 1999 from their respective dates of acquisition.


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

In the first quarter of 1999, the Company acquired nine transport businesses (four of which were acquired in the last half of such quarter) and three towing and recovery businesses (all of which were acquired in the last half of such quarter). In the second quarter of 1999, the Company acquired one transport business and one towing and recovery business. In the first quarter of 2000, the Company divested a towing division acquired in June of 1998. During the second quarter of 2000, the Company closed two transport divisions and one towing and recovery division, and in some cases allocated certain equipment to other divisions.

The following tables set forth selected statement of operations data by segment and for the Company as a whole, as well as such data as a percentage of net revenue, for the periods indicated:



                        Three months ended June 30, 2000
                             (Dollars in thousands)

                                                    Transport              Towing and Recovery             Total
                                               --------------------        ---------------------   ----------------------
Net revenue.................................   $ 39,150       100.0%       $ 23,567        100.0%  $  62,717       100.0%
Cost of revenue, including
  depreciation..............................     32,728        83.6          19,394         82.3      52,122        83.1
Selling, general and administrative
 expenses (1)...............................      3,574         9.1           3,275         13.9       9,094        14.5
Amortization of goodwill....................        776         2.0             564          2.4       1,340         2.1
Impairment..................................     81,151       207.3          48,304        205.0     129,455       206.4
 charge.....................................   --------      ------        --------      -------   ---------     -------
Loss from operations........................   $(79,079)     (202.0)       $(47,970)      (203.5)%  (129,294)    (206.2)%
                                               ========      ======        ========      =======
Interest expense, net.......................                                                           3,292         5.2
Other expenses, net.........................                                                             124         0.2
                                                                                                   ---------     -------
Loss before income taxes....................                                                        (132,710)     (211.6)
Income tax expense..........................                                                           7,784        12.4
                                                                                                   ---------     -------
Net loss....................................                                                       $(140,494)    (224.0)%
                                                                                                   =========      =======
                        Three months ended June 30, 1999
                             (Dollars in thousands)
                                                        Transport           Towing and Recovery             Total
                                                 -----------------------  -----------------------  -----------------------
Net revenue.................................        $40,568       100.0%     $24,914       100.0%     $65,482       100.0%
Cost of revenue, including depreciation.....         30,257        74.6       19,363        77.7       49,620        75.8
Selling, general and administrative
   Expenses (1).............................          3,138         7.7        3,378        13.6       10,338        15.8
Amortization of goodwill....................            875         2.2          616         2.5        1,515         2.3
                                                    -------       -----      -------       -----      -------       -----
Income from operations......................        $ 6,298        15.5%     $ 1,557         6.2%       4,009         6.1
                                                    =======       =====      =======       =====
Interest expense, net.......................                                                            2,609         4.0
Other expenses, net.........................                                                               62         0.1
                                                                                                      -------       -----
Income before income taxes..................                                                            1,338         2.0
Income tax expense..........................                                                              868         1.3
                                                                                                      -------       -----
Net income..................................                                                          $   470         0.7%
                                                                                                      =======       =====

(1) Total selling, general and administrative expenses include corporate selling, general and administrative expenses of $2,245 and $3,846 for the three months ended June 30, 2000 and 1999, respectively.


Three months ended June 30, 2000 compared to three months ended June 30, 1999

Net Revenue.   Net revenue decreased $2.8 million, or 4.3%, from $65.5 million for the three months ended June 30, 1999 to $62.7 million for the three months ended June 30, 2000. Of the net revenue for the three months ended June 30, 2000, 62.4% related to transport services and 37.6% related to towing and recovery services. Transport net revenue decreased $1.4 million, or 3.4%, from $40.6 million for the three months ended June 30, 1999 to $39.2 million for the three months ended June 30, 2000. The decrease in transport net revenue was due to weak performance of certain transport businesses subsequent to the Company's consolidation of divisions. Towing and recovery net revenue decreased $1.3 million, or 5.2%, from $24.9 million for the three months ended June 30, 1999 to $23.6 million for the three months ended June 30, 2000. The decrease in towing and recovery net revenue was due to weak performance of certain towing and recovery businesses subsequent to acquisition, which performance was, in some cases, also negatively affected by the Company's consolidation of divisions.

Cost of Revenue.   Cost of revenue, including depreciation, increased $2.5
million, or 5.0%, from $49.6 million for the three months ended June 30, 1999 to $52.1 million for the three months ended June 30, 2000. Transport cost of revenue increased $2.4 million, or 7.9%, from $30.3 million for the three months ended June 30, 1999 to $32.7 million for the three months ended June 30, 2000. The principal components of the increase in transport cost of revenue consisted of an increase in transport labor costs of $436,000, an increase in costs of independent contractors, brokers and subcontractors of $493,000, an increase in depreciation costs of $265,000, an increase in parts and supplies of $204,000 and an increase in fuel costs of $188,000. Towing and recovery cost of revenue increased $31,000, from $19.36 million for the three months ended June 30, 1999 to $19.39 million for the three months ended June 30, 2000. The principal components of the increase in towing and recovery cost of revenue consisted of an increase in towing operating labor costs of $284,000 and an increase in fuel costs of $252,000, offset by a decrease in broker and subcontractor costs of $414,000 and a decrease in parts and supplies of $86,000.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.2 million, or 11.7%, from $10.3 million for the three months ended June 30, 1999 to $9.1 million for the three months ended June 30, 2000. Transport selling, general and administrative expenses increased $436,000, or 14.0%, from $3.1 million for the three months ended June 30, 1999 to $3.6 million for the three months ended June 30, 2000. The principal components of the increase in the Company's transport selling, general and administrative expenses for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999, consisted of an increase in computer and telecommunications expenses of $72,000, an increase in advertising expense of $52,000 and an increase in wages and benefits expense of $49,000. Towing and recovery selling, general and administrative expenses decreased $103,000, or 3.0%, from $3.4 million for the three months ended June 30, 1999 to $3.3 million for the three months ended June 30, 2000. The principal components of the decrease in the Company's towing and recovery selling, general and administrative expenses for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999, consisted of a decrease in salary and wage expense of $234,000, offset in part by an increase in advertising expense.

Corporate selling, general and administrative expenses decreased $1.6 million, or 42.1%, from $3.8 million for the three months ended June 30, 1999 to $2.2 million for the three months ended June 30, 2000. The decrease in corporate selling, general and administrative expenses was primarily due to a non-recurring charge of $735,000 in 1999 related to the departure of the Company's former chairman and chief executive officer, a decline in computer costs associated with integrating and managing acquired businesses, and the absence of acquisition related costs as a result of the curtailment of the acquisition program in the third quarter of 1999. The other principal components of the decrease in corporate selling, general and administrative expenses for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 consisted of a decrease in computer and telecommunications expense of $280,000, a decrease in salary and wage expense of $129,000, a decline in travel expenses of $114,000 and a decrease in acquisition-related costs of $105,000.

Amortization of Goodwill.   Amortization of goodwill decreased $175,000, or
11.7%, from $1.5 million for the three months ended June 30, 1999 to $1.3 million for the three months ended June 30, 2000. This decrease in goodwill amortization was the result of a December 31, 1999 impairment charge of $28.3 million associated with a review of the recorded value of long-lived assets and the recoverability of goodwill and the sale of a towing and recovery division in the first quarter of 2000.

Impairment Charge. Impairment charges were $129.5 million for the three months ended June 30, 2000. The impairment charges consisted of a non-cash charge of $118.1 million related to recoverability of goodwill under Accounting Principles Board ("APB") Opinion No. 17 and a non-cash charge of $11.4 million related to the Company's comprehensive review of its long-lived assets in accordance with Statement of Financial Accounting Standards("SFAS") No. 121. The impairment charge recorded under APB Opinion No.17 included $75.7 million related to the recoverability of goodwill at the Company's transport divisions and $42.4 million related to the recovery of goodwill at the Company's towing and recovery divisions. The impairment charge recorded under SFAS No. 121 included impairment charges of $2.5 million on the recoverability of vehicles and equipment at the Company's transport divisions and $2.1 million on the recoverability of vehicles and equipment at the Company's towing and recovery divisions and impairment charges of $2.9 million on the recoverability of allocated goodwill at the Company's transport divisions and $3.9 million on the recoverability of allocated goodwill at the Company's towing and recovery divisions.

Income (loss) from Operations. Income from operations decreased $133.3 million, from income of $4.0 million for the three months ended June 30, 1999 to a loss of $129.3 million for the three months ended June 30, 2000. Excluding the effect of the impairment charge of $129.5 million, income from operations decreased $3.8 million, or 95.0%, from $4.0 million for the three months ended June 30, 1999 to $161,000 for the three months ended June 30, 2000. Transport income from operations decreased $85.3 million, from income of $6.3 million for the three months ended June 30, 1999 to a loss of $79.1 million for the three months ended June 30, 2000. Excluding the effect of the transport impairment charge of $81.3 million, transport income from operations decreased $4.2 million, or 66.7%, from $6.3 million for the three months ended June 30, 1999 to $2.1 million for the three months ended June 30, 2000. This decrease in transport income from operations was primarily due to a decline in revenue, increased labor, broker and subcontractor costs associated with transport cost of revenue and increased administrative wages and computer and telecommunication expenses related to the operation of the transport business segment. Towing and recovery income from operations decreased $49.5 million, from income of $1.6 million for the three months ended June 30, 1999 to a loss of $47.9 million for the three months ended June 30, 2000. Excluding the effect of the towing and recovery impairment charge of $48.2 million, towing and recovery income from operations decreased $1.3 million, or 81.3%, from $1.6 million for the three months ended June 30, 1999 to $334,000 for the three months ended June 30, 2000. The decrease in towing and recovery income from operations was primarily due to increased labor, insurance and fuel expenses and increased advertising expenses.

Interest Expense, net.   Interest expense increased $683,000, or 26.3%, from
interest expense of $2.6 million for the three months ended June 30, 1999 to interest expense of $3.3 million for the three months ended June 30, 2000. Interest income increased $105,000 from interest income of $4,000 for the three months ended June 30, 1999 to interest income of $106,000 for the three months ended June 30, 2000. The increase in interest expense, net was related to an interest rate increase of approximately 3.0% in the second quarter of 2000 as compared to the second quarter of 1999 and higher levels of debt incurred to finance the acquisitions which occurred during the first half of 1999.

Income Tax Expense.   Income tax expense increased $6.9 million, from $868,000
for the three months ended June 30, 1999 to $7.8 million for the three months ended June 30, 2000. The increase in income tax expense was largely due to the Company's write off of the 1999 net operating loss carry forward of $5.6 million and the establishment of a valuation allowance of $4.0 million against the deferred tax asset offset by a tax benefit of $1.7 million in the three months ended June 30, 2000.

Net Income (loss).   Net income decreased $141.0 million, from net income of
$470,000 for the three months ended June 30, 1999 to a net loss of $140.5 million for the three months ended June 30, 2000. The decrease in net income related largely to the decrease in income from operations of $133.3 million and an increase in income tax expense of $6.9 million for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.


                         Six months ended June 30, 2000
                             (Dollars in thousands)

                                                      Transport        Towing and Recovery          Total
                                                 -------------------  ---------------------  --------------------
Net revenue.................................      $ 79,671    100.0%    $ 48,509     100.0%  $ 128,180     100.0%
Cost of revenue, including depreciation.....        66,479     83.4       40,492      83.5     106,971      83.5
Selling, general and administrative
   expenses (1).............................         7,122      8.9        6,388      13.2      18,759      14.6
Amortization of goodwill....................         1,547      1.9        1,132       2.3       2,679       2.1
Impairment charge...........................        81,151    102.0       48,304     100.0     129,455     101.0
                                                  --------   ------     --------    ------   ---------   -------
Loss from operations........................      $(76,728)  (96.3)%    $(47,807)   (98.6)%   (129,684)   (101.2)
                                                  ========   ======     ========    ======
Interest expense, net.......................                                                     6,504       5.1
Other expenses, net.........................                                                       374       0.3
                                                                                             ---------   -------
Income (loss) before income taxes...........                                                  (136,562)   (106.5)
Income tax expense..........................                                                     6,785       5.3
                                                                                             ---------   -------
Net loss....................................                                                 $(143,347)  (111.8)%
                                                                                             =========   =======

                         Six months ended June 30, 1999
                             (Dollars in thousands)

                                                        Transport            Towing and Recovery             Total
                                                 ------------------------  -----------------------  ------------------------
Net revenue........................................  $76,671       100.0%     $48,264       100.0%     $124,935       100.0%
Cost of revenue, including depreciation............   57,689        75.2       36,665        76.0        94,354        75.5
Selling, general and administrative
   expenses (1)....................................    5,479         7.1        6,057        12.5        17,902        14.3
Amortization of goodwill...........................    1,518         2.0        1,226         2.5         2,794         2.2
                                                     -------       -----      -------       -----      --------       -----
Income from operations.............................  $11,985        15.6%     $ 4,316         8.9%        9,885         7.9
                                                     =======       =====      =======       =====
Interest expense, net..............................                                                       4,622         3.7
Other expenses, net................................                                                         130         0.1
                                                                                                       --------       -----
Income before income taxes.........................                                                       5,133         4.1
Income tax expense.................................                                                       2,653         2.1
                                                                                                       --------       -----
Net income.........................................                                                    $  2,480         2.0%
                                                                                                       ========       =====

(1) Total selling, general and administrative expenses include corporate selling, general and administrative expenses of $5,249 and $6,366 for the six months ended June 30, 2000 and 1999, respectively.


Six months ended June 30, 2000 compared to six months ended June 30, 1999

Net Revenue. Net revenue increased $3.3 million, or 2.6%, from $124.9 million for the six months ended June 30, 1999 to $128.2 million for the six months ended June 30, 2000. Of the net revenue for the six months ended June 30, 2000, 62.2% related to transport services and 37.8% related to towing and recovery services. Transport net revenue increased $3.0 million, or 3.9%, from $76.7 million for the six months ended June 30, 1999 to $79.7 million for the six months ended June 30, 2000. The increase in transport net revenue was largely due to the impact of the ten transport businesses acquired during the first half of 1999 offset, in part, by weak performance of certain transport businesses subsequent to the Company's consolidation of certain divisions. Towing and recovery net revenue increased $245,000, or 0.5%, from $48.3 million for the six months ended June 30, 1999 to $48.5 million for the six months ended June 30, 2000. The increase in towing and recovery net revenue was largely due to the impact of the four towing and recovery businesses acquired during the first half of 1999. The increase in towing and recovery net revenue was offset, in part, by the sale of a towing division in the first quarter of 2000 and by weak performance of certain towing and recovery businesses subsequent to acquisition, which performance was, in some cases, also negatively affected by the Company's consolidation of divisions.

Cost of Revenue. Cost of revenue, including depreciation, increased $12.6 million, or 13.3%, from $94.4 million for the six months ended June 30, 1999 to $107.0 million for the six months ended June 30, 2000. Transport cost of revenue increased $8.8 million, or 15.3%, from $57.7 million for the six months ended June 30, 1999 to $66.5 million for the six months ended June 30, 2000. The increase in transport cost of revenue was primarily due to the impact of the ten transport businesses acquired during the first half of 1999. The principal components of the increase in transport cost of revenue consisted of an increase in transport operating labor costs of $2.5 million; an increase in fuel costs of $1.4 million; an increase in costs of independent contractors, brokers and subcontractors of $1.1 million; and increased depreciation costs of $720,000. Towing and recovery cost of revenue increased $3.8 million, or 10.4%, from $36.7 million for the six months ended June 30, 1999 to $40.5 million for the six months ended June 30, 2000. The increase in towing and recovery cost of revenue was primarily due to the impact of the four towing and recovery businesses acquired during the first half of 1999. The principal components of the increase in towing and recovery cost of revenue consisted of an increase in towing and recovery operating labor costs of $1.5 million; an increase in independent contractor, broker and subcontractor costs of $1.2 million; an increase in insurance casualty claims (that individually did not meet insurance deductibles) of $916,000 and an increase in fuel costs of $777,000.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $857,000, or 4.8%, from $17.9 million for the six months ended June 30, 1999 to $18.8 million for the six months ended June 30, 2000. Transport selling, general and administrative expenses increased $1.6 million, or 29.1%, from $5.5 million for the six months ended June 30, 1999 to $7.1 million for the six months ended June 30, 2000. The increase in transport selling, general and administrative expenses was primarily due to the impact of the ten transport businesses acquired during the first half of 1999 and costs associated with managing and integrating the acquired companies. The principal components of the increase in the Company's transport selling, general and administrative expenses for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, consisted of an increase in salary and wages expense of $1.2 million and an increase in computer and telecommunication expenses of $178,000 and an increase in travel expenses at $122,000. Towing and recovery selling, general and administrative expenses increased $331,000, or 5.4%, from $6.1 million for the six months ended June 30, 1999 to $6.4 million for the six months ended June 30, 2000. The increase in towing and recovery selling, general and administrative expenses was primarily due to the impact of the four towing & recovery businesses acquired during the first half of 1999 and costs associated with managing and integrating the acquired companies. The principal components of the increase in the Company's towing and recovery selling, general and administrative expenses for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, consisted of an increase in advertising expense of $211,000 and an increase in bad debt expense of $71,000.

Corporate selling, general and administrative expenses decreased $1.2 million, or 18.8%, from $6.4 million for the six months ended June 30, 1999 to $5.2 million for the six months ended June 30, 2000. The decrease in corporate selling, general and administrative expenses was primarily due to a non-recurring charge of $735,000 in 1999 relating to the departure of the Company's former chairman and chief executive officer, a decrease in salary and wages at $482,000 million a decrease in computer and telecommunications expense of $251,000 and a decrease in travel and travel related expense of $385,000, a decrease in acquisition-related expenses of $102,000 offset by an increase in professional fees of $1.0 million.

Amortization of Goodwill.   Amortization of goodwill decreased $115,000, or
4.1%, from $2.8 million for the six months ended June 30, 1999 to $2.7 million for the six months ended June 30, 2000. This decrease in goodwill amortization was the result of a December 31, 1999 impairment charge of $28.3 million associated with a review of the recorded value of long-lived assets and the recoverability of goodwill and the sale of a towing and recovery division in the first quarter of 2000.

Impairment Charge.   Impairment charges were $129.5 million for the six months
ended June 30, 2000. The impairment charges consisted of a non-cash charge of $118.1 million related to recoverability of goodwill under APB Opinion No. 17 and a non-cash charge of $11.4 million related to the Company's comprehensive review of its long-lived assets in accordance with SFAS No. 121. The impairment charge recorded under APB Opinion No.17 included $75.7 million related to the recoverability of goodwill at the Company's transport divisions and $42.4 million related to the recovery of goodwill at the Company's towing and recovery divisions. The impairment charge recorded under SFAS No. 121 included impairment charges of $2.5 million on the recoverability of vehicles and equipment at the Company's transport divisions and $2.1 million on the recoverability of vehicles and equipment at the Company's towing and recovery divisions and impairment charges of $2.9 million on the recoverability of allocated goodwill at the Company's transport divisions and $3.9 million on the recoverability of allocated goodwill at the Company's towing and recovery divisions.

Income (loss) from Operations.   Income from operations decreased $139.6
million, from income of $9.9 million for the six months ended June 30, 1999 to a loss of $129.7 million for the six months ended June 30, 2000. Excluding the effect of the impairment charge of $129.5 million, income from operations decreased $10.1 million, or 102.3%, from income of $9.9 million for the six months ended June 30, 1999 to a loss of $229,000 for the six months ended June 30, 2000. Transport income from operations decreased $88.7 million, from income of $12.0 million for the six months ended June 30, 1999 to a loss of $76.7 million for the six months ended June 30, 2000. Excluding the effect of the transport impairment charge of $81.3 million, transport income from operations decreased $7.5 million, or 62.5%, from $12.0 million for the six months ended June 30, 1999 to $4.5 million for the six months ended June 30, 2000. This decrease in transport income from operations was primarily due to increased labor and fuel expenses associated with transport cost of revenue, and increased administrative wages and computer and telecommunication expenses related to the operation of the transport business segment offset, in part, by the impact of the ten transport businesses acquired during the first half of 1999. Towing and recovery income from operations decreased $52.0 million, from income of $4.3 million for the six months ended June 30, 1999 to a loss of $47.7 million for the six months ended June 30, 2000. Excluding the effect of the towing and recovery impairment charge of $48.3 million, towing and recovery income from operations decreased $3.8 million, or 88.4%, from $4.3 million for the three months ended June

30, 1999 to $498,000 for the three months ended June 30, 2000. The decrease in towing and recovery income from operations was primarily due to increased labor, insurance and fuel expenses, increased advertising and bad debt expenses offset, in part, by the impact of the four towing and recovery businesses acquired during the first half of 1999.

Interest Expense, net. Interest expense increased $1.9 million, or 41.3%, from interest expense of $4.6 million for the six months ended June 30, 1999 to interest expense of $6.7 million for the six months ended June 30, 2000. Interest income increased $160,000 from interest income of $9,000 for the six months ended June 30, 1999 to interest income of $169,000 for the six months ended June 30, 2000. The increase in interest expense, net was related to an interest rate increase of approximately 3.0% in the first half of 2000 as compared to the first half of 1999 and higher levels of debt incurred to finance the acquisitions which occurred during the first half of 1999.

Income Tax Expense. Income tax expense increased $4.1 million, from $2.7 million for the six months ended June 30, 1999 to $6.8 million for the six months ended June 30, 2000. The increase in income tax expense was largely due to the Company's write off of the 1999 net operating loss carry forward of $5.6 million and the establishment of a valuation allowance of $4.0 million against the deferred tax asset offset by a tax benefit of $2.7 million in the six months ended June 30, 2000.

Net Income (loss).   Net income decreased $145.8 million, from net income of
$2.5 million for the six months ended June 30, 1999 to a net loss of $143.3 million for the six months ended June 30, 2000. The decrease in net income related largely to the decrease in income from operations of $139.6 million and an increase in income tax expense of $4.1 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

Liquidity and Capital Resources

As of June 30, 2000, the Company had approximately:

o  $8.1 million of cash and cash equivalents,

o  working capital of $14.7 million, and

o  $134.3 million of outstanding indebtedness, excluding current installments.

During the six months ended June 30, 2000, the Company generated $7.8 million of cash from operations. Cash provided by operations consisted primarily of a decrease in trade receivables of $3.5 million and an income tax refund of $1.8 million. During the six months ended June 30, 2000, the Company used $3.1 million of cash in investing activities and $706,000 of cash in financing activities. Financing activities consisted of payments under the Company's revolving credit facility of $500,000, payments on long-term debt and capital lease obligations assumed in acquisitions of $148,000 and payments of deferred financing costs of $58,000.

As of June 30, 2000, the Company had a revolving credit facility with a group of banks for which Bank of America, N.A. ("Bank of America") acted as agent (the "Bank of America Credit Facility") that had $55.0 million of total borrowing availability. As of June 30, 2000, approximately $54.9 million, including letters of credit of $4.7 million, was outstanding under the Bank of America Credit Facility. Borrowings under the Bank of America Credit Facility bore interest at the base rate (equal to the greater of (i) the federal funds rate plus 0.5% and (ii) Bank of America's reference rate), plus an applicable margin (resulting in a total interest rate of approximately 10.5% at June 30, 2000).

Obligations under the Bank of America Credit Facility were guaranteed by the Company's subsidiaries. The Company's obligations and the obligations of the Company's subsidiaries under the Bank of America Credit Facility and related guarantees were secured by substantially all of the assets of the Company and its subsidiaries. The Bank of America Credit Facility contained various loan covenants, including maintenance of certain financial ratios, restrictions on additional indebtedness, limits on operating leases, limits on amounts of cash and cash equivalents, restrictions on liens, guarantees, advances and dividends, and prior bank group approval of certain acquisitions and divestitures. The Bank of America Credit Facility also contained provisions requiring bank group approval of the successors to certain members of management and requiring that certain proceeds of asset sales be used to permanently reduce the commitment amount under the facility.

As of September 30, 1999, the Company was in violation of the covenants in the Bank of America Credit Facility relating to minimum consolidated net income and the ratio of net income plus interest, tax and rental expense (EBITR) to interest expense plus rental expense. In November 1999, the Company received a temporary waiver of these defaults through February 29, 2000 pursuant to a Second Amendment to the Bank of America Credit Facility. The Second Amendment also strengthened certain financial covenants in the Bank of America Credit Facility. These amended financial covenants required the Company to (i) maintain a specified minimum level of EBITDA during the period from October 1, 1999 through February 28, 2000, (ii) obtain the prior written consent of the bank group in order to pay cash consideration for any acquisition, (iii) refrain from entering into operating leases providing for aggregate rental payments in excess of $8.6 million in 1999, and (iv) refrain from having greater than $1.5 million of cash in bank accounts outside Bank of America. In connection with this Amendment (the "Second Amendment") the Company and the banks also agreed to decrease the commitment amount of the Bank of America Credit Facility to $65.0 million and to decrease the amount available for borrowing to $55.0 million after January 1, 2000.

In November 1999, the Company failed to meet the minimum EBITDA requirement imposed by the Second Amendment to the Bank of America Credit Facility. As a result, the Company and the banks entered into a Third Amendment to the Bank of America Credit Facility dated January 31, 2000, which waived the existing covenant defaults through March 31, 2000. The Third Amendment also set a new minimum EBITDA requirement (not including certain one-time charges) of $500,000 per month, limited the amount of cash equivalents that the Company was entitled to have to $2.5 million, prohibited certain sales of assets other than for cash without the banks' consent, and required certain proceeds of asset sales to be used to permanently reduce the commitment amount under the Bank of America Credit Facility (which required the Company to make mandatory prepayments of any amounts outstanding in excess of the commitment amount, as so reduced). The Third Amendment also permanently reduced the commitment amount of the Bank of America Credit Facility to $58.0 million and the amount available for borrowing to $55.0 million.

On March 29, 2000, the Company and the banks entered into a letter agreement which extended the waiver of the Company's covenant violations through April 28, 2000. On April 27, 2000, May 31, 2000 and June 29, 2000, the banks further extended the waiver of the covenant violations until May 31, 2000, June 30, 2000 and July 31, 2000, respectively. Due to the temporary nature of such waivers, the total amount outstanding under the Bank of America Credit Facility had previously been classified as a current liability in the Company's financial statements. However, as a result of the refinancing described below and in accordance with generally accepted accounting principles, the total amount outstanding under the Bank of America Credit Facility as of June 30, 2000 has been reclassified as long-term debt in the accompanying financial statements.

On July 20, 2000, in connection with the KPS Transaction (as described below), the Company and its subsidiaries entered into a new senior secured revolving credit facility (the "GE Capital Credit Facility") with a group of banks for which General Electric Capital Corporation ("GE Capital") acts as agent. On the same date, the Company terminated the Bank of America Credit Facility and repaid all amounts outstanding thereunder (approximately $54.9 million, including $4.7 million of letter of credit obligations).

The GE Capital Credit Facility has a term of five years and a maximum borrowing capacity of $100 million. The facility includes a letter of credit subfacility of up to $10 million. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price and the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. As of August 11, 2000, approximately $35.0 million was outstanding under the GE Capital Credit Facility (including letters of credit of $8.3 million) and an additional $13.8 million was available for borrowing.

Interest accrues on amounts borrowed under the GE Capital Credit Facility, at the Company's option, at either the Index Rate (as defined in the GE Capital Credit Agreement) plus an applicable margin or the reserve adjusted LIBOR Rate (as defined in the GE Capital Credit Agreement) plus an applicable margin. The rate is subject to adjustment based upon the performance of the Company, the occurrence of an event of default or certain other events. The GE Capital Credit Facility provides for payment by the Company of customary fees and expenses.

The obligations of the Company and its subsidiaries under the GE Capital Credit Facility are secured by a first priority security interest in the existing and after-acquired real and personal, tangible and intangible assets of the Company and its subsidiaries.

On May 19, 2000, the Company paid a commitment fee of $581,250 relating to the GE Capital Credit Facility. In connection with the closing of the GE Capital Credit Facility, the Company paid a closing fee of $581,000 and approximately $850,000 for out-of-pocket expenses incurred in connection with the GE Capital Credit Facility and the CFE Transaction (as described below).

The GE Capital Credit Facility contains additional covenants requiring the Company, among other things and subject to agreed-upon exceptions contained in the GE Capital Credit Facility, to (a) make certain prepayments against principal, (b) maintain specified cash management systems, (c) maintain specified insurance protection, (d) refrain from commercial transactions, management agreements, service agreements and borrowing transactions with certain related parties, (e) refrain from making payments of cash dividends and other distributions to equity holders, payments in respect of subordinated debt, payments of management fees to certain affiliates and redemption of capital stock, (f) refrain from mergers, acquisitions or sales of capital stock or a substantial portion of the assets of the Company or its subsidiaries, (g) refrain from direct or indirect changes in control, (h) limit capital expenditures and (i) meet certain financial covenants.

The Company spent $3.1 million on purchases of vehicles and equipment during the six months ended June 30, 2000. These expenditures were primarily for the purchase of, and capitalized repairs on, transport and towing and recovery vehicles. During the six months ended June 30, 2000, the Company made expenditures of $277,000 on towing and recovery vehicles and $2.4 million on transport vehicles. These expenditures were financed primarily with cash flow from operations. During the first quarter of 1999, the Company committed to purchase up to 100 transport vehicles for delivery at various times throughout the year 2000, and in connection therewith paid a deposit of approximately $1.6 million to the vehicle manufacturer. In March 2000, the Company amended its contract with the vehicle manufacturer to reduce the commitment to 60 vehicles, to be delivered at various times throughout 2000, and to apply $1.5 million of the $1.6 million deposit toward the first 40 vehicles delivered. During the three months ended June 30, 2000, ten vehicles were delivered (with a total purchase price of $1.5 million) pursuant to this commitment.

On July 20, 2000, the Company sold 613,073.27 shares of its Series A Participating Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock") to Blue Truck Acquisition, LLC, a Delaware limited liability company ("Blue Truck") which is controlled by KPS Special Situations Fund, L.P. ("KPS"), for $25.0 million in cash consideration (the "KPS
Transaction").   In addition, on July 20, 2000, the Company sold 49,045.86
shares of its Series A Preferred Stock to CFE, Inc. ("CFE"), an affiliate of General Electric Capital Corporation ("GE Capital") for $2.0 million in cash consideration (the "CFE Transaction").

Holders of the Series A Preferred Stock are entitled to vote together with the holders of the Common Stock as a single class on matters submitted to the Company's stockholders for a vote (other than with respect to certain elections of directors). The holder of each share of Series A Preferred Stock is entitled to the number of votes equal to the number of full shares of Common Stock into which such share of Series A Preferred Stock could be converted on the record date for such vote. The holders of Series A Preferred Stock have the right to designate six members of the Company's Board of Directors, which constitutes a majority, for so long as Blue Truck and its permitted transferees continue to own specified amounts of Series A Preferred Stock. At lower levels of ownership, the holders of Series A Preferred Stock will be entitled to appoint three directors, one director, or no directors, depending upon the amount of Series A Preferred Stock then held by Blue Truck and its permitted transferees, as set forth in the Investors' Agreement relating to the KPS Transaction.

Prior to July 20, 2008, holders of the outstanding Series A Preferred Stock are entitled to receive cumulative dividends on the Series A Preferred Stock each quarter at the rate per annum of (i) 5.5% until July 20, 2006, and (ii) 5.0% thereafter, of the Series A Preferred Base Liquidation Amount (as defined below) per share of Series A Preferred Stock. The "Series A Preferred Base Liquidation Amount" is equal to the purchase price per share of the Series A Preferred Stock ($40.778), subject to certain adjustments. The dividends are payable in cash at the end of each quarter or, at the election of the Company, will cumulate to the extent unpaid. In the event that the Company does not make a scheduled dividend payment (an "arrearage"), dividends also accrue on such arrearage at the same rate. Once an arrearage occurs, the Company may no longer pay such dividend in cash, other than in connection with a liquidation, dissolution or winding up of the Company. In addition, holders of the Series A Preferred
Stock are entitled to participate in all dividends payable to holders of the Common Stock. The Company's obligation to pay dividends terminates on July 20, 2008, or earlier if the Company's Common Stock trades above a specified price level.

Each share of Series A Preferred Stock is convertible at any time by its holder into a number of shares of Common Stock equal to the sum of (i) the quotient obtained by dividing (x) the Series A Preferred Base Liquidation Amount by (y) the conversion price per share for the Series A Preferred Stock (currently $4.0778 and subject to certain adjustments) (the "Conversion Price") plus (ii) the quotient obtained by dividing (x) the amount, if any, by which the Series A Preferred Liquidation Preference Amount (as defined below) that has accrued at any time prior to July 20, 2005 exceeds the Series A Preferred Base Liquidation Amount by (y) the product of the Conversion Price and 0.85. The "Series A Preferred Liquidation Preference Amount" is the sum of the Series A Preferred Base Liquidation Amount and the amount of any and all unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock automatically converts into Common Stock upon the occurrence of certain business combinations, unless the holders elect to exercise their liquidation preference rights.

In connection with the KPS Transaction the Company agreed to pay KPS Management LLC, an entity affiliated with KPS, a transaction fee of $2.5 million ($1.25 million of which was paid in cash at closing and the remainder of which is expected to be paid in cash in the third quarter of 2000). The Company also reimbursed KPS for its fees and expenses incurred in connection with the KPS Transaction, which totalled approximately $750,000. In addition, the Company agreed to pay KPS Management LLC an annual management fee of $1.0 million, which may be lowered to $500,000 and then to zero based upon the amount of Series A Preferred Stock held by Blue Truck and its permitted transferees. The Company also paid its financial advisor, Donaldson Lufkin and Jenrette Securities Corporation, a fee of $1.35 million in cash upon closing of the KPS Transaction closing.

On July 20, 2000, in connection with the KPS Transaction, the Company cancelled all of its 8% Convertible Subordinated Debentures due 2008 (the "1998 Debentures") issued to Charter URS LLC ("Charterhouse") pursuant to the Purchase Agreement entered into between Charterhouse and the Company in November 1998, and in lieu thereof, issued to Charterhouse $84.5 million aggregate principal amount of new 8% Convertible Subordinated Debentures due 2008 (the "Debentures") (which aggregate principal amount was equal to the aggregate principal amount of the 1998 Debentures then outstanding plus accrued interest thereon to July 20,
2000). Under the terms of the Amended and Restated Purchase Agreement entered into between the Company and Charterhouse (the "Amended Charterhouse Purchase Agreement"), the Debentures are redeemable at par plus accrued interest under certain circumstances. Charterhouse also waived its right to require the Company to redeem the 1998 Debentures at 106.5% of the aggregate principal amount of the 1998 Debentures upon consummation of the KPS Transaction and waived certain corporate governance rights that existed under its Investor's Agreement with the Company. In connection with these transactions, the Company paid Charterhouse a fee of 183,922 shares of Common Stock, and reimbursed Charterhouse for its fees and expenses incurred in connection with the transaction, which totalled approximately $200,000.

In connection with the closing of the KPS Transaction, the Company also paid an aggregate amount equal to approximately $1.15 million to five of its senior executives pursuant to the change of control provisions of each executive's employment agreement with the Company. The Company is obligated to pay these executives an additional aggregate amount of $1.15 million under such change of control provisions, which amount is expected to be paid prior to July 20, 2002.

As of June 30, 2000, the Company had cash on hand of approximately $8.1 million. The Company is in the process of implementing programs to decrease operating and administrative costs and to reduce receivable balances and expedite billing for services rendered. While there can be no assurance, management expects that these initiatives will continue to strengthen the Company's cash position. The Company expects to be able to fund its liquidity needs through proceeds from the sale of its Series A Preferred Stock, cash flow from operations and borrowings of amounts available under the GE Capital Credit Facility.

The Company currently has a negative net tangible book value. Accordingly, based upon the current market price of the Common stock, if the Company were required to issue additional equity securities at this time, such issuance would result in immediate and substantial dilution in book value to existing investors.

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

General Economic Conditions and Inflation

The Company's future operating results may be adversely affected by (i) the availability of capital to fund operations, including expenditures for new and replacement equipment, (ii) the Company's success in improving operating efficiency and profitability and in integrating its acquired businesses, (iii) the loss of significant customers or contracts, (iv) the timing of expenditures for new equipment and the disposition of used equipment (v) changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety, (vi) changes in the general level of demand for towing and transport services, (vii) price changes in response to competitive factors, (viii) event-driven variations in the demand for towing and transport services, (ix) risks related to the adequacy, functionality, sufficiency and cost of the Company's information systems and (x) general economic conditions. Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.

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

PART II   OTHER INFORMATION
          -----------------

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

Reverse Stock Split

On May 4, 2000, the Company amended its Amended and Restated Certificate of Incorporation to effect a 1-for-10 reverse split of its common stock. Pursuant to such amendment, each ten shares of the Company's common stock, par value $.001 per share, issued and outstanding as of May 4, 2000 were automatically combined and reclassified as one share of issued and outstanding Common Stock. Any fractional shares resulting from such split were cancelled and holders of such fractional shares were entitled to receive a cash amount equal to the market value of the fractional shares.

Recent Sales of Unregistered Securities

On June 30, 2000, the Company issued approximately $1.6 million aggregate principal amount of 1998 Debentures to Charterhouse, which represented the quarterly payment-in-kind interest payment due with respect to $84.1 million aggregate principal amount of 1998 Debentures previously issued to Charterhouse.

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

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2000, the Company was in violation of certain covenants in the Bank of America Credit Facility relating to minimum consolidated net income, minimum EBITDA, and the ratio of net income plus interest, tax and rental expense (EBITR) to interest expense plus rental expense. Such defaults under the Bank of America Credit Facility were temporarily waived by the banks through July 31, 2000. On July 20, 2000, in connection with the KPS Transaction and the GE Capital Credit Facility, the Company terminated the Bank of America Credit Facility and repaid all amounts outstanding thereunder. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the stockholders of the Company was held on May 4, 2000 (the "Special Meeting"). At the Special Meeting, the stockholders considered a proposal by the Company to amend the Company's Amended and Restated Certificate of Incorporation to effect a 1-for-10 reverse split of the Company's common stock. The proposal was approved, and the voting results were as follows:
11,697,628 shares voting in favor; 776,597 shares voting against; no shares withheld; and 16,080 shares abstaining.

ITEM 5    OTHER EVENTS

Effective as of May 19, 2000, the Company's common stock was delisted from the Nasdaq Stock Market. The Common Stock is now traded over-the-counter and quoted on the OTC Bulletin Board under the symbol "URSI."

On July 20, 2000, pursuant to the Investors' Agreement entered into in connection with the closing of the KPS Transaction, Richard A. Molyneux, Grace
M. Hawkins, Mark J. Henninger and Merril M. Halpern resigned from the Company's Board of Directors. Six persons nominated by Blue Truck pursuant to the terms of the Investors' Agreement (Michael G. Psaros, Eugene J. Keilin, David Shapiro, Stephen Presser, Brian Riley and Raquel Palmer) were appointed to the Board of Directors to fill the vacancies created by such resignations.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation (filed herewith).

        3.2 Amendment to Amended and Restated Bylaws of the Company (filed herewith).

        4.1 Certificate of Powers, Designations, Preferences and Rights of Series A Participating Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3 to the Schedule 13D of Blue Truck Acquisition, LLC and KPS Special Situations Fund, L.P. filed with the SEC on July 28, 2000).

        4.2 Certificate of Correction of Certificate of Powers, Designations, Preferences and Rights of Series A Participating Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the Schedule 13D of Blue Truck Acquisition, LLC and KPS Special Situations Fund, L.P. filed with the SEC on July 28, 2000).

        10.1 Stock Purchase Agreement, dated as of April 14, 2000, by and between the Company and Blue Truck Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 14, 2000 and filed with the SEC on April 18, 2000).

        10.2 Amendment No. 1, dated as of May 26, 2000, to Stock Purchase Agreement, dated as of April 14, 2000, by and between the Company and Blue Truck Acquisition, LLC (incorporated by reference to Appendix F to the Company's Definitive Proxy Statement on Schedule 14A dated June 13, 2000).

        10.3 Investors' Agreement, dated as of July 20, 2000, between the Company and Blue Truck Acquisition, LLC (incorporated by reference to Exhibit 5 to the Schedule 13D of Blue Truck Acquisition, LLC and KPS Special Situations Fund, L.P. filed with the SEC on July 28, 2000).

        10.4 Registration Rights Agreement, dated as of July 20, 2000, by and among the Company, Blue Truck Acquisition, LLC and CFE, Inc. (incorporated by reference to Exhibit 6 to the Schedule 13D of Blue Truck Acquisition, LLC and KPS Special Situations Fund, L.P. filed with the SEC on July 28, 2000).

        10.5 Amended and Restated Purchase Agreement, dated as of April 14, 2000, between the Company and Charter URS LLC (incorporated by reference to Appendix D to the Company's Definitive Proxy Statement on Schedule 14A dated June 13, 2000).

        10.6 Amended and Restated Investors' Agreement, dated as of April 14, 2000, between the Company and Charter URS LLC (filed herewith).

        10.7 Amended and Restated Registration Rights Agreement, dated as of April 14, 2000, between the Company and Charter URS LLC (filed herewith).

        10.8 Amendment, dated as of May 26, 2000, to Amended and Restated Purchase Agreement and Amended and Restated Investors' Agreement, each dated as of April 14, 2000, by and between the Company and Charter URS LLC (incorporated by reference to Appendix G to the Company's Definitive Proxy Statement on
                Schedule 14A dated June 13, 2000).

        10.9 Second Amendment, dated as of July 20, 2000, to Amended and Restated Purchase Agreement and Amended and Restated Registration Rights Agreement, each dated as of April 14, 2000, by and between the Company and Charter URS LLC (filed herewith).

        10.10 Stock Purchase Agreement, dated as of July 20, 2000, by and between the Company and CFE, Inc. (filed herewith).

        10.11 Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent (filed herewith).

        10.12 Amendment to United Road Services, Inc. 1998 Stock Option Plan (filed herewith).

        11.1    Statement of Computation of Earnings per Share (filed herewith).

        27.1    Financial Data Schedule (filed herewith).



(b) Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarterly period ended June 30, 2000:

Current Report on Form 8-K, dated April 14, 2000 and filed April 18, 2000, to report under Item 5 that the Company had entered into a Stock Purchase Agreement with Blue Truck providing for the sale of $25.0 million of the Company's Series A Preferred Stock to Blue Truck, and in connection therewith agreed to amend the terms of the 1998 Debentures issued to Charterhouse.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNITED ROAD SERVICES, INC.
                                             Registrant


Date: August 14, 2000                  /s/  Gerald R. Riordan
                                       -------------------------------
                                            Chief Executive Officer

                                       /s/  Donald J. Marr
                                       -------------------------------
                                            Donald J. Marr
                                            Chief Financial Officer

                       INDEX OF EXHIBITS FILLED HEREWITH*


      Number    Description of Document
      ------    -----------------------

        3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation.

        3.2     Amendment to Amended and Restated Bylaws of the Company.

        10.6 Amended and Restated Investors' Agreement, dated as of April 14, 2000, between the Company and Charter URS LLC.

        10.7 Amended and Restated Registration Rights Agreement, dated as of April 14, 2000, between the Company and Charter URS LLC.

        10.9 Second Amendment, dated as of July 20, 2000, to Amended and Restated Purchase Agreement and Amended and Restated Registration Rights Agreement, each dated as of April 14, 2000, by and between the Company and Charter URS LLC.

        10.10 Stock Purchase Agreement, dated as of July 20, 2000 by and between the Company and CFE, Inc.

        10.11 Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent.

        10.12   Amendment to United Road Services, Inc. 1998 Stock Option Plan.

        11.1    Statement regarding Computation of Earnings per Share.

        27.1    Financial Data Schedule.


* For a complete list of Exhibits to this Report, see Item 6(b).