Form 10-Q
period 2000-09-30
UNITED ROAD SERVICES INC
filed 2000-11-14
CIK 1056562

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q

(MARK)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                          OF 1934 FOR THE PERIOD ENDED
                               SEPTEMBER 30, 2000



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

Registrant's telephone number, including area code: (518) 446- 0140

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


  As of November 13, 2000, the registrant had 2,093,707 shares of common stock issued and outstanding.


================================================================================

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
        Form 10-Q For The Three and Nine Months Ended September 30, 2000



          Index                                                             Page

Part I. - Financial Information

    Item 1     Condensed Consolidated Financial Statements
               Condensed Consolidated Balance Sheets as of
                   September 30, 2000 and December 31, 1999                   2

               Condensed Consolidated Statements of Operations
               For the Three and Nine Months Ended
                   September 30, 2000 and September 30, 1999                  3

               Condensed Consolidated Statements of Cash Flows for
                   the Nine Months Ended September 30, 2000 and
                   September 30, 1999                                         4

               Notes to Condensed Consolidated Financial Statements           6

    Item 2     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       14

    Item 3     Quantitative and Qualitative Disclosures about Market Risk    23

Part II. - Other Information


    Item 2     Changes in Securities and Use of Proceeds                     24

    Item 4     Submission of Matters to a Vote of Security Holders           25

    Item 5     Other Events                                                  25

    Item 6     Exhibits and Reports on Form 8-K                              26

Signatures                                                                   28

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

ASSETS                                                                          September 30, 2000   December 31, 1999
                                                                               -------------------  ------------------

 Current assets:                                                                     (Unaudited)
          Cash and cash equivalents                                                   $   3,079               4,115
          Trade receivables, net of allowance for doubtful
            accounts of $1,997 at September 30, 2000
            and $2,539 at December 31, 1999                                              20,777              23,709
          Other receivables, net of allowance for doubtful accounts
            of  $155 at September 30, 2000 and $262 at December 31, 1999                  1,528               1,161
          Prepaid income taxes                                                            1,543               3,534
          Prepaid expenses and other current assets                                       2,088               2,274
          Current portion of rights to equipment under finance contracts                    239                 435
                                                                                      ---------             -------
                     Total current assets                                                29,254              35,228
 Vehicles and equipment, net                                                             69,686              78,212
 Rights to equipment under finance contracts, excluding current portion                     342               1,480
 Deferred financing costs, net                                                            5,726               4,109
 Goodwill, net                                                                           78,042             203,337
 Other non-current assets                                                                   257                  79
                                                                                      ---------             -------
                     Total assets                                                     $ 183,307             322,445
                                                                                      =========             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
          Current installments of obligations under capital leases                    $     203                 268
          Current installments of obligations for equipment under
             finance contracts                                                              239                 435
          Borrowings under credit facility                                               27,632              50,650
          Accounts payable                                                                6,677               7,464
          Accrued expenses                                                               10,022               9,489
          Due to related parties                                                              -               1,130
                                                                                      ---------             -------
                     Total current liabilities                                           44,773              69,436
 Obligations under capital leases, excluding current installments                           247                 402
 Obligations for equipment under finance contracts, excluding
             current installments                                                           342               1,480
 Long-term debt                                                                          85,851              80,876
 Deferred tax liability                                                                   9,878               2,666
 Other long-term liabilities                                                              1,027               1,172
                                                                                      ---------             -------
                     Total liabilities                                                  142,118             156,032
                                                                                      ---------             -------

 Stockholders' equity:
          Preferred stock; $ 0.001 par value 5,000,000 shares authorized;
             662,119 shares issued or outstanding                                             1                   -
          Common stock, $0.01 par value; 35,000,000 shares
             authorized; 2,093,707 and 1,759,416
             shares issued and outstanding at September 30, 2000
             and December 31, 1999, respectively                                             21                  18
          Additional paid-in capital                                                    217,710             191,877
          Accumulated deficit                                                          (176,543)            (25,482)
                                                                                      ---------             -------
                     Total stockholders' equity                                          41,189             166,413
                                                                                      ---------             -------
                     Total liabilities and stockholders' equity                       $ 183,307             322,445
                                                                                      =========             =======

     See accompanying notes to condensed consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                 Three months ended    Nine months ended
                                                   September 30,         September 30,
                                                      2000     1999       2000      1999
                                                   -------   ------   --------   -------

Net revenue                                        $61,346   64,150    189,526   189,085

Cost of revenue, excluding depreciation             48,796   50,207    150,730   140,191
Amortization of goodwill                               740    1,472      3,419     4,266
Depreciation                                         2,489    2,579      7,526     6,543
Selling, general and administrative expenses        11,310   11,535     30,069    29,843
Impairment charge                                        -        -    129,455         -
                                                   -------   ------   --------   -------
        Income (loss) from operations               (1,989)  (1,643)  (131,673)    8,242

Other income (expense):

Interest income                                         93        3        262        12
Interest expense                                    (4,669)  (3,353)   (11,342)   (7,984)
Other                                                  (47)      (7)      (421)     (137)
                                                   -------   ------   --------   -------
        Income (loss) before income taxes           (6,612)  (5,000)  (143,174)      133

Income tax (benefit) expense                           813   (1,313)     7,598     1,340
                                                   -------   ------   --------   -------
          Net loss                                 $(7,425)  (3,687)  (150,772)   (1,207)
                                                   =======   ======   ========   =======

Per share amounts:

          Basic earnings (loss)                     $(3.73)   (2.16)    (80.73)     (.71)
                                                   =======   ======   ========   =======

          Diluted earnings (loss)                   $(3.73)   (2.16)    (80.73)     (.71)
                                                   =======   ======   ========   =======




     See accompanying notes to condensed consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                         Nine months ended
                                                                           September 30,
                                                                          2000      1999
                                                                          ----      ----
Net loss                                                             $(150,772)   (1,207)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
  Depreciation                                                           7,526     6,543
  Amortization of goodwill                                               3,419     4,266
  Impairment charge                                                    129,455         -
  Amortization of deferred financing costs                                 662     1,120
  Write off of deferred financing costs                                    818         -
  Provision for doubtful accounts                                          923     1,333
  Deferred income taxes                                                  7,212     2,080
  Interest expense, paid-in-kind                                         4,975     4,060
  Loss on sale of vehicles and equipment, net                              188       200
  Loss on sale of division                                                 212         -
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Decrease (increase) in trade receivables                             1,915    (6,125)
    Decrease (increase) in other receivables                              (167)    1,238
    Decrease in prepaid income taxes                                     1,991         -
    Decrease (increase) in prepaid expenses and
     other current assets                                                 (249)       96
    Decrease in other non-current assets                                   111       293
    Decrease in accounts payable                                          (922)   (2,602)
    Increase in accrued expenses                                           620     2,329
    Decrease in long-term liabilities                                     (397)        -
    Decrease in income taxes payable                                         -    (2,605)
                                                                     ---------   -------
     Net cash provided by operating activities                           7,520    11,019
                                                                     ---------   -------
Investing activities:
 Acquisitions, net of cash acquired                                          -   (37,774)
 Deposit on vehicles                                                         -    (1,674)
 Purchases of vehicles and equipment                                    (4,570)  (16,034)
 Proceeds from sale of vehicles and equipment                              751       711
 Proceeds received from sale of division                                   450         -
 Amounts payable to related parties                                     (1,336)   (2,221)
                                                                     ---------   -------
     Net cash used in investing activities                              (4,705)  (56,992)
                                                                     ---------   -------
Financing activities:
 Proceeds from issuance of stock, net of registration costs             22,498      (313)
 Proceeds from issuance of convertible subordinated debentures               -    31,500
 Net borrowings on revolving credit agreement                           27,632    65,850
 Repayments of credit facility                                         (50,650)  (34,000)
 Payments of deferred financing costs                                   (3,097)   (2,146)
 Payments on debt and capital leases assumed
  in acquisitions                                                         (234)  (14,904)
                                                                     ---------   -------
     Net cash (used) provided by financing activities                   (3,851)   45,987
                                                                     ---------   -------
Increase (decrease) in cash and cash equivalents                        (1,036)       14
Cash and cash equivalents at beginning of period                         4,115     3,381
                                                                     ---------   -------
Cash and cash equivalents at end of period                           $   3,079     3,395
                                                                     =========   =======

                                  (continued)

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (In thousands)
                                  (Unaudited)


                                                                  Nine months ended
                                                                     September 30,
                                                                     2000    1999
                                                                    ------  ------

Supplemental disclosures of cash flow information
          Cash paid (received) during the period for:
                     Interest                                      $ 3,120   2,516
                                                                   =======   =====
                     Income taxes, net of refunds                  $(1,560)  1,870
                                                                   =======   =====
Supplemental disclosure of non-cash investing and financing
 activity

                     Issuance of common stock related to
                      acquisitions, net                            $  409   24,609
                                                                   ======   ======

                     Increase in other long-term liabilities for unpaid
                     cumulative dividend on preferred stock        $  289        -
                                                                   ======   ======

















     See accompanying notes to condensed consolidated financial statements.

                           UNITED ROAD SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                              September 30, 2000

(1)  Summary of Significant Accounting Policies

     (a)  Interim Financial Statements

          The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although United Road Services, Inc. (the "Company") believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary to fairly present the Company's financial position, results of operations and cash flows have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

          It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in United Road Services, Inc.'s Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, as filed with the SEC.

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

          The towing and recovery segment provides towing, impounding and storing services, lien sales and auctions of abandoned vehicles. In addition, the towing and recovery segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment. Revenue from towing and recovery services is principally derived from rates based on distance, time or fixed charges, and any related impound and storage fees. Customers of the towing and recovery division include automobile dealers, repair shops and fleet operators, insurance companies, law enforcement agencies, municipalities and individual motorists.

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

                           UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, continued
                                  (Unaudited)
(1)  Continued

     (d)  Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

     The following table provides calculations of both basic and diluted loss per share:

     Three months ended September 30, 2000
     -------------------------------------

                                     Weighted
                                      average     Per share
                        Net loss      shares       amounts
                        --------      ------       -------

          Basic        $(7,425,000)  1,989,693     $(3.73)
                       ===========   =========     ======
          Diluted      $(7,425,000)  1,989,693     $(3.73)
                       ===========   =========     ======


     Three months ended September 30, 1999
     -------------------------------------

                                      Weighted
                                       average     Per share
                        Net loss     shares  (1)  amounts  (1)
                        --------     -----------  ------------


          Basic        $(3,687,000)   1,708,900    $(2.16)
                       ===========    =========    ======
          Diluted      $(3,687,000)   1,708,900    $(2.16)
                       ===========    =========    ======


     Nine months ended September 30, 2000
     ------------------------------------

                                        Weighted
                                         average    Per share
                        Net loss         shares      amounts
                        --------         ------      -------


          Basic        $(150,772,000)   1,867,671    $(80.73)
                       =============    =========    =======
          Diluted      $(150,772,000)   1,867,671    $(80.73)
                       =============    =========    =======

     Nine months ended September 30, 1999
     ------------------------------------
                                        Weighted
                                         average      Per share
                        Net loss        shares  (1)  amounts  (1)
                        --------        ----------   -----------

          Basic        $  (1,207,000)   1,688,245     $  (.71)
                       =============    =========     =======
          Diluted      $  (1,207,000)   1,688,245     $  (.71)
                       =============    =========     =======


          (1) Gives effect to a one-for-ten reverse stock split effected on May 4, 2000.

          The impact of the Company's outstanding stock options, warrants, convertible subordinated debentures and shares held in escrow has been excluded, as the effect would be antidilutive.

     (f)  Impact of Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement No. 133 has subsequently been amended by Financial Accounting Standards Board Statement ("SFAS") No. 137 which delays the effective date for implementation of Statement No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of Statement No. 133 on the Company's consolidated financial statements and has formed a committee to review all contractual arrangements of the Company.

     (g)  Goodwill

          In accordance with Accounting Principles Board Opinion No. 17, Intangible Assets, the Company continually evaluates whether events and circumstances that may affect the characteristics or comparable data discussed above warrant revised estimates of the useful lives or recognition of a charge-off of the carrying amounts of the associated goodwill.

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

     Holders of the Series A Preferred Stock are entitled to vote together with the holders of the Common Stock as a single class on matters submitted to the Company's stockholders for a vote (other than with respect to certain elections of directors). The holder of each share of Series A Preferred Stock is entitled to the number of votes equal to the number of full shares of Common Stock into which such share of Series A Preferred Stock could be converted on the record date for such vote. The holders of Series A Preferred Stock have the right to designate and elect six members of the Company's Board of Directors, which constitutes a majority, for so long as Blue Truck and its permitted transferees continue to own specified amounts of Series A Preferred Stock. At lower levels of ownership, the holders of Series A Preferred Stock will be entitled to designate and elect three directors, one director, or no directors, depending upon the amount of Series A Preferred Stock then held by Blue Truck and its permitted transferees, as set forth in the Investors' Agreement relating to the KPS Transaction.

     Prior to July 20, 2008, holders of the outstanding Series A Preferred Stock are entitled to receive cumulative dividends on the Series A Preferred Stock each quarter at the rate per annum of (i) 5.5% until July 20, 2006, and (ii) 5.0% thereafter, of the Series A Preferred Base Liquidation Amount (as defined below) per share of Series A Preferred Stock. The "Series A Preferred Base Liquidation Amount" is equal to the purchase price per share of the Series A Preferred Stock ($40.778), subject to certain adjustments. The dividends are payable in cash at the end of each quarter or, at the election of the Company, will cumulate to the extent unpaid. In the event that the Company elects to cumulate such dividends, dividends will also accrue on the amount cumulated at the same rate. Once the election to cumulate a dividend has been made, the Company may no longer pay such dividend in cash, other than in connection with a liquidation, dissolution or winding up of the Company. In addition, holders of the Series A Preferred Stock are entitled to participate in all dividends payable to holders of the Common Stock. The Company's obligation to pay dividends terminates on July 20, 2008, or earlier if the Company's Common Stock trades above a specified price level.

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

(3)  Due to Related Parties

     The Company is obligated to make certain earn-out payments to the former owners of the Founding Companies and one other Acquired Company. For each of the years 1998 through 2002, the Company will be required to make an earn-out payment to the former owners of each of these companies that achieves certain net revenue targets. The net revenue target for 1998 was generally 110% of 1997 net revenue of the particular company, and for the years 1999 through 2002 the net revenue target is 110% of the greater of the prior year's actual net revenue or target net revenue. If the net revenue target is achieved for a particular year, an initial payment, generally equal to 5% of the excess of actual net revenue over the net revenue target, is due. Upon achievement of the net revenue target for a particular year, subsequent and equal payments will also be due for each year through 2002, provided that the actual net revenue for the respective subsequent year exceeds the actual net revenue for the year that the net revenue target was first achieved. At December 31, 1999, the Company recorded additional goodwill and a liability within accrued expenses on the accompanying condensed consolidated balance sheet in the amount of $450,000 to reflect earn-out payments due. There were no earn-out payments due as of September 30, 2000.

(4)  Debt

     On July 20, 2000, the Company and its subsidiaries entered into a new senior secured revolving credit facility (the "GE Capital Credit Facility") with a group of banks for which GE Capital acts as agent. On the same date, the Company terminated its credit facility with a group of banks for which Bank of America, N.A. acted as agent (the "Bank of America Credit Facility") and repaid all amounts outstanding thereunder (approximately $54.9 million, including letters of credit of $4.7 million).

     The GE Capital Credit Facility has a term of five years and a maximum borrowing capacity of $100 million. The facility includes a letter of credit sub-facility of up to $15 million. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price and the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. As of September 30, 2000, approximately $35.9 million was outstanding under the GE Capital Credit Facility (including letters of credit of $8.3 million) and an additional $15.8 million was available for borrowing. In connection with the facility, the Company has established a cash management spotter pursuant to which all cash received by the Company is deposited into accounts over which GE Capital has sole control of receipts and which is applied on a daily basis to reduce amounts outstanding.

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

     The GE Capital Credit Facility contains additional covenants requiring the Company, among other things and subject to certain agreed-upon exceptions, contained in the GE Capital Credit Facility, to (a) make certain prepayments against principal, (b) maintain specified cash management systems, (c) maintain specified insurance protection, (d) refrain from commercial transactions, management agreements, service agreements and borrowing transactions with certain related parties, (e) refrain from making payments of cash dividends and other distributions to equity holders, payments in respect of subordinated debt, payments of management fees to certain affiliates and redemption of capital stock, (f) refrain from mergers, acquisitions or sales of capital stock or a substantial portion of the assets of the Company or its subsidiaries, (g) refrain from direct or indirect changes in control, (h) limit capital expenditures and
     (i) meet certain financial covenants.

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

(5)  Segment and Related Information

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

     The accounting policies of each of the segments are the same as those of the Company, as outlined in note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts have been reclassified for consistent presentation. The Company evaluates the performance of its operating segments through an evaluation of the Company's income (loss) from operations. Accordingly, the Company's summarized segment financial information is presented below on the basis of income (loss) from operations for the three and nine month periods ended September 30, 2000 and 1999. Inter-segment revenues and transfers are not significant.

     Summarized financial information concerning the Company's reportable segments is shown in the following tables:

Three months ended September 30, 2000
-------------------------------------
                                                                          Towing and
                                                               Transport  Recovery   Corporate    Total
                                                               ---------  ----------  ----------  -------

      Net revenues from external customers                      $37,003     24,343          -      61,346
      Cost of revenue, including depreciation                    31,322     19,963          -      51,285
      Income (loss) from operations                               1,681      1,062     (4,732)     (1,989)



Three months ended September 30, 1999
-------------------------------------
                                                                          Towing and
                                                               Transport  Recovery   Corporate    Total
                                                               ---------  ----------  ----------  -------

     Net revenues from external customers                       $38,437     25,713         -      64,150
     Cost of revenue, including depreciation                     31,585     21,201         -      52,786
     Income (loss) from operations                                1,859        599    (4,101)     (1,643)

     The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals.

                                                                                               Three months ended
                                                                                                  September 30,
     Reconciliation of income before income taxes:                                              2000       1999
                                                                                                ----       ----

       Total profit from reportable segments                                                 $ 2,743      2,458
       Unallocated amounts:
          Interest expense, net                                                               (4,576)    (3,350)
          Other selling, general and administrative costs                                     (4,732)    (4,101)
          Other expense                                                                          (47)        (7)
                                                                                          ----------   --------
       Loss before income taxes                                                              $(6,612)    (5,000)
                                                                                          ===========  ========



Nine months ended September 30, 2000
------------------------------------
                                                                              Towing and
                                                             Transport         Recovery      Corporate       Total
                                                             ---------         --------      ---------       -----

      Net revenues from external customers                    $116,674          72,852               -     189,526
      Cost of revenue, including depreciation                   97,802          60,454               -     158,256
      Impairment charge                                         81,151          48,304               -     129,455
      Loss from operations                                     (74,951)        (46,741)         (9,981)   (131,673)


Nine months ended September 30, 1999
------------------------------------
                                                                              Towing and
                                                             Transport         Recovery      Corporate       Total
                                                             ---------         --------      ---------       -----

     Net revenues from external customers                     $115,108          73,977               -     189,085
     Cost of revenue, including depreciation                    88,842          57,892               -     146,734
     Income (loss) from operations                              13,137           4,636          (9,531)      8,242

     The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals

                                                                     Nine months ended
                                                                        September 30,
Reconciliation of income (loss) before income taxes:                    2000     1999
                                                                        ----     ----

 Total profit (loss) from reportable segments                      $(121,692)  17,773
 Unallocated amounts:
  Interest expense, net                                              (11,080)  (7,972)
  Other selling, general and administrative costs                     (9,981)  (9,531)
  Other expense                                                         (421)    (137)
                                                                   ---------   ------
 Income (loss) before income taxes                                 $(143,174)     133
                                                                   =========   ======

(6)  Disposition

     On February 11, 2000, the Company incurred a loss of $212,000 relating to the sale of the capital stock of Northshore Towing, Inc., North Shore Recycling, Inc. and Evanston Reliable Maintenance, Inc. (collectively "Northshore") located in Chicago, Illinois, for cash proceeds of $450,000 and a secured non-interest bearing promissory note in the principal amount of $500,000. Northshore was a division within the Company's towing and recovery segment.

(7)  Impairment Charge

     The Company periodically reviews the recorded value of its long-lived assets to determine if the carrying amount of those assets may not be recoverable based upon the future operating cash flows expected to be generated by those assets. In accordance with SFAS No.121, during the second quarter of 2000, based upon a comprehensive review of the Company's long-lived assets, the Company recorded a non-cash impairment charge of $11.4 million related to the write-down of a portion of the recorded asset values, including allocated goodwill. The impairment charge recorded under SFAS No. 121 included impairment expenses of $2.5 million on the recoverability of vehicles and equipment at the Company's transport divisions and $2.1 million on the recoverability of vehicles and equipment at the Company's towing and recovery divisions and impairment charges of $2.9 million on the recoverability of allocated goodwill at the Company's transport divisions and $3.9 million on the recoverability of allocated goodwill at the Company's towing and recovery divisions. The impairment charge was recognized when the future undiscounted cash flows of these divisions were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimates of fair value.

     Additionally, in connection with its analysis of the recoverability of goodwill as described in note 1 (g), the Company recorded an impairment charge of $118.1 million during the second quarter of 2000. The non-cash impairment charge recorded included $75.7 million related to the recoverability of goodwill at the Company's transport divisions and $42.4 million related to the recoverability of goodwill at the Company's towing and recovery divisions.

(8)  Income Taxes

     The use of loss carry forwards may be limited if a change in ownership of the Company occurs under Section 382 of the Internal Revenue Code. As described in note 4, on July 20, 2000, the Company sold shares of its Series A participating convertible preferred stock. This sale caused an Internal Revenue Code Section 382 ownership change resulting in a $7.5 million write off of the Company's 1999 and 1998 net operating loss carry forwards, $1.9 million of which was written off during the three months ended September 30, 2000.

     Additionally, in reviewing the ability to realize the deferred tax assets at June 30, 2000, the Company established a valuation allowance of $4.0 million.

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

Overview

The Company operates in two reportable operating segments: (1) transport and (2) towing and recovery. Through its transport segment, the Company provides transport services for new and used vehicles to a broad range of customers throughout the United States. Through its towing and recovery segment, the Company provides a variety of towing and recovery services in its local markets, including towing, impounding and storing motor vehicles, conducting lien sales and auctions of abandoned vehicles, towing heavy equipment and recovering and towing heavy-duty commercial and recreational vehicles. The Company's customers include commercial entities, such as automobile manufacturers, automobile leasing companies, insurance companies, automobile auction companies, automobile dealers, repair shops and fleet operators; law enforcement agencies such as police, sheriff and highway patrol departments; and individual motorists.

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

Management's discussion and analysis addresses the Company's historical results of operations as shown in its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2000 and 1999. The historical results for each of the three and nine months ended September 30, 1999 include the results of all businesses acquired prior to September 30, 1999 from their respective dates of acquisition.

Results of Operations

In the first quarter of 1999, the Company acquired nine transport businesses and three towing and recovery businesses. In the second quarter of 1999, the Company acquired one transport business and one towing and recovery business.
In the first quarter of 2000, the Company sold one towing and recovery division. In the second quarter of 2000, the Company closed two transport divisions and one towing and recovery division, and in some cases allocated certain equipment to other divisions. In the third quarter of 2000, the Company closed one towing and recovery division and allocated certain equipment to other divisions.

The following tables set forth selected statement of operations data by segment and for the Company as a whole, as well as such data as a percentage of net revenue, for the periods indicated:

                     Three months ended September 30, 2000
                             (Dollars in thousands)

                                                               Transport     Towing and Recovery         Total
                                                            ---------------  --------------------  -----------------
Net revenue...........................................      $37,003  100.0%     $24,343    100.0%  $61,346    100.0%
Cost of revenue, including depreciation...............       31,322   84.6       19,963     82.0    51,285     83.6
Selling, general and administrative
      expenses (1)....................................        3,562    9.6        3,016     12.4    11,310     18.4
Amortization of goodwill .............................          438    1.2          302      1.2       740      1.2
                                                            -------  -----      -------    -----   -------   ------
Income (loss) from operations.........................      $ 1,681    4.5%     $ 1,062      4.4%   (1,989)    (3.2)
                                                            =======  =====      =======    =====
Interest expense, net.................................                                               4,576      7.5
Other expense, net....................................                                                  47      0.1
                                                                                                   -------   ------
Loss before income taxes..............................                                              (6,612)   (11.2)
Income tax expense....................................                                                 813      1.1
                                                                                                   -------   ------
Net loss..............................................                                             $(7,425)   (12.1)%
                                                                                                   =======   ======

                     Three months ended September 30, 1999
                             (Dollars in thousands)

                                                               Transport      Towing and Recovery    Total
                                                            ----------------  --------------------  --------
Net revenue...........................................      $38,437   100.0%     $25,713     100.0% $64,150   100.0%
Cost of revenue, including depreciation...............       31,585    82.2       21,201      82.5   52,786    82.3
Selling, general and administrative
      expenses (1)....................................        4,202    10.9        3,256      12.7   11,535    18.0
Amortization of goodwill..............................          791     2.1          657       2.5    1,472     2.3
                                                            -------   -----      -------      ----  -------   -----
Income (loss) from operations.........................      $ 1,859     4.8%     $   599       2.3%  (1,643)   (2.6)
                                                            =======   =====      =======      ====
Interest expense, net.................................                                                3,350     5.2
Other expense, net....................................                                                    7       -
                                                                                                    -------   -----
Loss before income taxes..............................                                               (5,000)   (7.8)
Income tax benefit... ................................                                                1,313     2.0
                                                                                                    -------   -----
Net loss..............................................                                              $(3,687)   (5.8)%
                                                                                                    =======   =====

_______________________________

(1) Total selling, general and administrative expenses include corporate selling, general and administrative expenses of $4,732 and $4,101 for the three months ended September 30, 2000 and 1999, respectively.


Three months ended September 30, 2000 compared to three months ended September 30, 1999

Net Revenue.   Net revenue decreased $2.9 million, or 4.5%, from $64.2 million for the three months ended September 30, 1999 to $61.3 million for the three months ended September 30, 2000. Of the net revenue for the three months ended September 30, 2000, 60.3% related to transport services and 39.7% related to towing and recovery services. Transport net revenue decreased $1.4 million, or 3.6%, from $38.4 million for the three months ended September 30, 1999 to $37.0 million for the three months ended September 30, 2000. The decrease in transport net revenue was due to weak performance of certain transport businesses subsequent to the Company's consolidation of divisions and the closure of two transport divisions in the second quarter of 2000. Towing and recovery net revenue decreased $1.4 million, or 5.4%, from $25.7 million for the three months ended September 30, 1999 to $24.3 million for the three months ended September 30, 2000. The decrease in towing and recovery net revenue was due to weak performance of certain towing and recovery businesses subsequent to acquisition, which performance was, in some cases, also negatively affected by the Company's consolidation of divisions, the sale of one towing division and the closure of two other towing and recovery divisions during 2000.

Cost of Revenue.   Cost of revenue, including depreciation, decreased $1.5
million, or 2.8%, from $52.8 million for the three months ended September 30, 1999 to $51.3 million for the three months ended September 30, 2000. Transport cost of revenue decreased $263,000, or 0.8%, from $31.6 million for the three months ended September 30, 1999 to $31.3 million for the three months ended September 30, 2000. The principal components of the decrease in transport cost of revenue consisted of a decrease in transport labor costs of $831,000 and a decrease in insurance expense of $386,000 (each of which was due in part to the closure of two transport divisions during 2000), offset in part by an increase in parts and supplies of $724,000 and an increase in fuel costs of $277,000. Towing and recovery cost of revenue decreased $1.2 million, or 5.7%, from $21.2 million for the three months ended September 30, 1999 to $20.0 million for the three months ended September 30, 2000. The principal components of the decrease in towing and recovery cost of revenue consisted of a decrease in towing and recovery operating labor costs of $983,000, a decrease in scrap vehicle purchases of $227,000 and a decrease in facility rental expense of $104,000, offset in part by an increase in fuel costs of $153,000. These decreases were due, in part, to the sale of one towing and recovery division and the closure of two other towing and recovery divisions during 2000.

Selling, general and administrative expenses.   Selling, general and
administrative expenses decreased $225,000, or 2.2%, from $11.5 million for the three months ended September 30, 1999 to $11.3 million for the three months ended September 30, 2000. Transport selling, general and administrative expenses decreased $640,000, or 15.2%, from $4.2 million for the three months ended September 30, 1999 to $3.6 million for the three months ended September 30, 2000. The principal components of the decrease in the Company's transport selling, general and administrative expenses for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, consisted of a decrease in wages and benefits expense of $481,000, a decrease in travel expense of $88,000 and a decrease in computer and telecommunications expenses of $52,000 (each of which was due in part to the closure of two transport divisions during 2000). Towing and recovery selling, general and administrative expenses decreased $240,000, or 7.4%, from $3.3 million for the three months ended September 30, 1999 to $3.0 million for the three months ended September 30, 2000. The principal component of the decrease in the Company's towing and recovery selling, general and administrative expenses for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, consisted of a decrease in salary and wages expense of $272,000, which was due, in part, to the sale of one towing and recovery division and the closure of two other towing and recovery divisions during 2000.

Corporate selling, general and administrative expenses increased $655,000, or 16.0%, from $4.1 million for the three months ended September 30, 1999 to $4.7 million for the three months ended September 30, 2000. The increase in corporate selling, general and administrative expenses was primarily due to a non-recurring charge of $2.1 million in 2000 related to contractual change of control payments to certain members of management and an increase in professional fees of $226,000. Such increase in corporate selling, general and administrative expenses was offset, in part, by a decrease in acquisition-related costs of $1.5 million as a result of the curtailment of the Company's acquisition program in the third quarter of 1999, a decrease in computer and telecommunications expense of $317,000, a decrease in salary and wage expense of $196,000 and a decrease in travel expenses of $149,000.

Amortization of Goodwill.   Amortization of goodwill decreased $732,000, or
49.7%, from $1.5 million for the three months ended September 30, 1999 to $740,000 for the three months ended September 30, 2000. The decrease in goodwill amortization was the result of impairment charges of $118.1 million as of June 30, 2000 and $28.3 million as of December 31, 1999 associated with the Company's ongoing review of the recorded value of its long-lived assets and the recoverability of goodwill and the sale of one towing and recovery division in the first quarter of 2000.

Income (loss) from Operations.   Income from operations decreased $346,000, or
21.0%, from a loss of $1.6 million for the three months ended September 30, 1999 to a loss of $2.0 million for the three months ended September 30, 2000. Transport income from operations decreased $178,000, or 9.6%, from income of $1.9 million for the three months ended September 30, 1999 to income of $1.7 million for the three months ended September 30, 2000. The decrease in transport income from operations was primarily due to a decline in revenue, offset, in part, by decreased labor costs associated with transport cost of revenue and decreased administrative wages, travel costs and computer and telecommunications expenses related to the operation of the transport business segment, each of which was due, in part, to the closure of two transport divisions during 2000. Towing and recovery income from operations increased $464,000, or 77.5%, from $599,000 for the three months ended September 30, 1999 to $1.1 million for the three months ended September 30, 2000. The increase in towing and recovery income from operations was primarily due to decreased administrative wages, operating labor costs, scrap vehicle purchases and facility rental expenses, each of which was due, in part, to the sale of one towing and recovery division and the closure of two other towing and recovery divisions during 2000, offset in part by a decline in revenue.

Interest Expense, net.   Interest expense increased $1.2 million, or 35.3%, from
interest expense of $3.4 million for the three months ended September 30, 1999 to interest expense of $4.6 million for the three months ended September 30, 2000. Interest income increased $90,000 from interest income of $3,000 for the three months ended September 30, 1999 to interest income of $93,000 for the three months ended September 30, 2000. The increase in interest expense, net was related to a non-recurring charge of $1.7 million relating to the refinancing of the Company's credit facility with a new group of lenders, an effective interest rate increase of approximately 1.4% in the third quarter of 2000 as compared to the third quarter of 1999 and higher levels of debt incurred to finance the acquisitions that occurred during the first half of 1999, offset in part by lower borrowings in 2000 as a result of a $27.0 million equity investment in July 2000.

Income Tax Expense.   Income tax expense increased $2.1 million, from a benefit
of $1.3 million for the three months ended September 30, 1999 to an expense of $813,000 for the three months ended September 30, 2000. The increase in income tax expense was largely due to the Company's write off of net operating loss carry forwards of $1.9 million in the three months ended September 30, 2000 combined with an income tax benefit of $1.2 million for the same period.

Net Income (loss).   Net income decreased $3.7 million, from a net loss of $3.7 million for the three months ended September 30, 1999 to a net loss of $7.4 million for the three months ended September 30, 2000. The decrease in net income related largely to the decrease in income from operations of $346,000 (which includes the non-recurring charge of $2.1 million related to contractual change of control payments), the increase in net interest expense of $1.2 million (which includes the non-recurring charge of $1.7 million related to the refinancing of the Company's credit facility), and the increase in income tax expense of $2.1 million (which includes the non-recurring charge of $1.9 million related to the write-off of operating loss carry forwards).


                      Nine months ended September 30, 2000
                             (Dollars in thousands)

                                                                Transport       Towing and Recovery          Total
                                                            -----------------  ---------------------       ----------
Net revenue................................................ $116,674    100.0%   $ 72,852      100.0% $ 189,526    100.0%
Cost of revenue, including depreciation....................   97,802    83.8       60,454      83.0     158,256     83.5
Selling, general and administrative
      expenses (1).........................................   10,687     9.2        9,401      10.6      30,069     15.9
Amortization of goodwill...................................    1,985     1.7        1,434       1.8       3,419      1.8
Impairment charge..........................................   81,151    69.6       48,304      68.3     129,455     68.3
                                                            --------   -----     --------     -----   ---------   ------
Loss from operations....................................... $(74,951)  (64.2)%   $(46,741)    (64.2)%  (131,673)   (69.5)
                                                            ========   =====     ========     =====
Interest expense, net......................................                                              11,080      5.8
Other expense, net.........................................                                                 421      0.2
                                                                                                      ---------   ------
Loss before income taxes...................................                                            (143,174)   (75.5)
Income tax expense.........................................                                               7,598      4.0
                                                                                                      ---------   ------
Net loss...................................................                                           $(150,722)   (79.5)%
                                                                                                      =========   ======

                      Nine months ended September 30, 1999
                             (Dollars in thousands)

                                                                Transport      Towing and Recovery           Total
                                                             ----------------  -------------------          --------
Net revenue................................................   $115,108   100.0%   $73,977    100.0%   $189,085     100.0%

Cost of revenue, including depreciation....................     88,842   77.2      57,892     78.3     146,734      77.6
Selling, general and administrative
      expenses (1).........................................     10,820    9.4       9,564     12.9      29,843      15.7
Amortization of goodwill...................................      2,309    2.0       1,855      2.5       4,266       2.3
                                                              --------   ----     -------     ----    --------     -----
Income from operations.....................................   $ 13,137   11.4%    $ 4,666      6.3%      8,242       4.4
                                                              ========   ====     =======     ====
Interest expense, net......................................                                              7,972       4.2
Other expense, net.........................................                                                137       0.1
                                                                                                      --------     -----
Income before income taxes.................................                                                133       0.1
Income tax expense.........................................                                              1,340       0.7
                                                                                                      --------     -----
Net loss ..................................................                                           $ (1,207)      0.6%
                                                                                                      ========      ====

____________________

(1) Total selling, general and administrative expenses include corporate selling, general and administrative expenses of $9,981 and $9,531 for the nine months ended September 30, 2000 and 1999, respectively.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

Net Revenue.   Net revenue increased $441,000, or 0.2%, from $189.1 million for the nine months ended September 30, 1999 to $189.5 million for the nine months ended September 30, 2000. Of the net revenue for the nine months ended September 30, 2000, 61.6% related to transport services and 38.4% related to towing and recovery services. Transport net revenue increased $1.6 million, or 1.3%, from $115.1 million for the nine months ended September 30, 1999 to $116.7 million for the nine months ended September 30, 2000. The increase in transport net revenue was largely due to the impact of the ten transport businesses acquired during the first half of 1999 offset, in part, by weak performance of certain transport businesses subsequent to the Company's consolidation of certain divisions and the impact of the closure of two transport divisions during 2000. Towing and recovery net revenue decreased $1.1 million, or 1.5%, from $74.0 million for the nine months ended September 30, 1999 to $72.9 million for the nine months ended September 30, 2000. The decrease in towing and recovery net revenue was largely due to the sale of one towing and recovery division and the closure of two other towing and recovery divisions during 2000, and weak performance of certain towing and recovery businesses subsequent to acquisition, which performance was, in some cases, also negatively affected by the Company's consolidation of divisions, offset in part by the impact of the four towing and recovery businesses acquired during the first half of 1999.

Cost of Revenue.   Cost of revenue, including depreciation, increased $11.6
million, or 7.9%, from $146.7 million for the nine months ended September 30, 1999 to $158.3 million for the nine months ended September 30, 2000. Transport cost of revenue increased $9.0 million, or 10.1%, from $88.8 million for the nine months ended September 30, 1999 to $97.8 million for the nine months ended September 30, 2000. The increase in transport cost of revenue was primarily due to the impact of the ten transport businesses acquired during the first half of 1999 offset, in part, by the impact of the closure of two transport divisions during 2000. The principal components of the increase in transport cost of revenue consisted of an increase in transport operating labor costs of $1.7 million, an increase in fuel costs of $1.6 million, an increase in costs of independent contractors, brokers and subcontractors of $3.4 million, an increase in insurance liabilities associated with workers compensation and other claims (that individually did not meet insurance deductibles) of $851,000 and an increase in depreciation costs of $815,000. Towing and recovery cost of revenue increased $2.7 million, or 4.7%, from $57.8 million for the nine months ended September 30, 1999 to $60.5 million for the nine months ended September 30, 2000. The increase in towing and recovery cost of revenue was primarily due to the impact of the four towing and recovery businesses acquired during the first half of 1999 offset, in part, by the impact of the sale of one towing and recovery division and the closure of two other towing and recovery divisions during 2000. The principal components of the increase in towing and recovery cost of revenue consisted of an increase in insurance liabilities associated with workers compensation and other claims (that individually did not meet insurance deductibles) of $1.1 million, an increase in fuel costs of $930,000 and an increase in towing and recovery operating labor costs of $542,000.

Selling, general and administrative expenses.   Selling, general and
administrative expenses increased $226,000 from $29.8 million for the nine months ended September 30, 1999 to $30.0 million for the nine months ended September 30, 2000. Transport selling, general and administrative expenses decreased $132,000, or 1.2%, from $10.8 million for the nine months ended September 30, 1999 to $10.7 million for the nine months ended September 30, 2000. The principal components of the decrease in the Company's transport selling, general and administrative expenses for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, consisted of a decrease in salary and wages expense of $477,000 and a decrease in bad debt expense of $135,000 (each of which was due, in part, to the closure of two transport divisions during 2000), offset in part by an increase in computer and telecommunication expenses of $127,000, an increase in advertising expense of $158,000 and increased costs associated with managing and integrating the ten transport businesses acquired during the first half of 1999. Towing and recovery selling, general and administrative expenses decreased $164,000, or 1.7%, from $9.6 million for the nine months ended September 30, 1999 to $9.4 million for the nine months ended September 30, 2000. The principal components of the decrease in the Company's towing and recovery selling, general and administrative expenses for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, consisted of a decrease in salary and wages expense of $841,000 (which was due, in part, to the sale of one towing and recovery division and the closure of two other towing and recovery divisions during 2000), offset, in part, by an increase in advertising expense of $308,000, an increase in professional fees of $79,000, an increase in bad debt expense of $75,000, and an increase in other administrative expense of $129,000, and increased costs associated with managing and integrating the four towing and recovery businesses acquired during the first half of 2000.

Corporate selling, general and administrative expenses increased $522,000, or 5.5%, from $9.5 million for the nine months ended September 30, 1999 to $10.0 million for the nine months ended September 30, 2000. The increase in corporate selling, general and administrative expenses was primarily due to an increase in salary and wages expense of $1.8 million (resulting primarily from a non-recurring charge of $2.1 million in the third quarter of 2000 relating to contractual change of control payments to certain members of management) and an increase in professional fees of $1.2 million, offset, in part, by the absence of certain non-recurring compensation charges and salary and wage expenses incurred in 1999 (approximately $735,000 relating to the departure of the Company's former chairman and chief executive officer and approximately $145,000 relating to salary and wage expenses), a decrease of $1.2 million in acquisition costs as a result of the curtailment of the acquisition program in the third quarter of 1999, and a decrease in insurance expense of $766,000.

Amortization of Goodwill.   Amortization of goodwill decreased $847,000, or
19.9%, from $4.3 million for the nine months ended September 30, 1999 to $3.4 million for the nine months ended September 30, 2000. The decrease in goodwill amortization was the result of impairment charges of $118.1 million as of June 30, 2000 and $28.3 million as of December 31, 1999 associated with the Company's ongoing review of the recorded value of its long-lived assets and the recoverability of goodwill and the sale of one towing and recovery division in the first quarter of 2000.

Impairment Charge.   Impairment charges were $129.5 million for the nine months ended September 30, 2000. The impairment charges consisted of a non-cash charge of $118.1 million related to recoverability of goodwill under APB Opinion No. 17 and a non-cash charge of $11.4 million related to the Company's comprehensive review of its long-lived assets in accordance with SFAS No. 121. The impairment charge recorded under APB Opinion No.17 included $75.7 million related to the recoverability of goodwill at the Company's transport divisions and $42.4 million related to the recovery of goodwill at the Company's towing and recovery divisions. The impairment charge recorded under SFAS No. 121 included impairment charges of $2.5 million on the recoverability of vehicles and equipment at the Company's transport divisions and $2.1 million on the recoverability of vehicles and equipment at the Company's towing and recovery divisions and impairment charges of $2.9 million on the recoverability of allocated goodwill at the Company's transport divisions and $3.9 million on the recoverability of allocated goodwill at the Company's towing and recovery divisions.

Income (loss) from Operations.   Income from operations decreased $139.9
million, from income of $8.2 million for the nine months ended September 30, 1999 to a loss of $131.7 million for the nine months ended September 30, 2000. Excluding the effect of the impairment charge of $129.5 million, income from operations decreased $10.4 million, or 126.8%, from income of $8.2 million for the nine months ended September 30, 1999 to a loss of $2.2 million for the nine months ended September 30, 2000. Transport income from operations decreased $88.1 million, from income of $13.1 million for the nine months ended September 30, 1999 to a loss of $75.0 million for the nine months ended September 30, 2000. Excluding the effect of the transport impairment charge of $81.2 million, transport income from operations decreased $6.9 million, or 52.7%, from $13.1 million for the nine months ended September 30, 1999 to $6.2 million for the nine months ended September 30, 2000. The decrease in transport income from operations was primarily due to increased labor and fuel expenses associated with transport cost of revenue, offset, in part, by the impact of the ten transport businesses acquired during the first half of 1999. Towing and recovery income from operations decreased $51.3 million, from income of $4.6 million for the nine months ended September 30, 1999 to a loss of $46.7 million for the nine months ended September 30, 2000. Excluding the effect of the towing and recovery impairment charge of $48.3 million, towing and recovery income from operations decreased $3.0 million, or 65.2%, from $4.6 million for the nine months ended September 30, 1999 to $1.6 million for the nine months ended September 30, 2000. The decrease in towing and recovery income from operations was primarily due to increased operating labor, insurance and fuel expenses and increased advertising and bad debt expenses offset, in part, by the impact of the four towing and recovery businesses acquired during the first half of 1999.

Interest Expense, net.   Interest expense increased $3.3 million, or 41.3%, from
interest expense of $8.0 million for the nine months ended September 30, 1999 to interest expense of $11.3 million for the nine months ended September 30, 2000. Interest income increased $250,000 from interest income of $12,000 for the nine months ended September 30, 1999 to interest income of $262,000 for the nine months ended September 30, 2000. The increase in interest expense, net was related to a non-recurring charge of $1.7 million relating to the refinancing of the Company's credit facility with a new group of lenders, an effective interest rate increase of approximately 1.4% in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 and higher levels of debt incurred to finance the acquisitions that occurred during the first half 1999, offset, in part, by lower borrowings in third quarter of 2000 as a result of a $27.0 million equity investment in July 2000.

Income Tax Expense. Income tax expense increased $6.3 million, from $1.3 million for the nine months ended September 30, 1999 to $7.6 million for the nine months ended September 30, 2000. The increase in income tax expense was largely due to the Company's write offs of net operating loss carry forwards of $1.9 million in September 2000 and $5.6 million in June 2000 and the establishment of a valuation allowance of $4.0 million against the deferred tax asset, $883,000 of which was expensed and $3.1 million of which was recorded within the effective tax rate offset by a tax benefit generated from a third quarter operating loss.

Net Income (loss).   Net income decreased $149.6 million, from a net loss of
$1.2 million for the nine months ended September 30, 1999 to a net loss of $150.8 million for the nine months ended September 30, 2000. The decrease in net income related largely to the decrease in income from operations of $139.9 million and an increase in income tax expense of $6.3 million for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

Liquidity and Capital Resources

As of September 30, 2000, the Company had approximately:

 .  $3.1 million of cash and cash equivalents,

 . working capital deficit of $15.5 million (including the $27.6 million outstanding under the credit facility which is reflected as a current libility), and

 .  $85.9 million of outstanding indebtedness, excluding current installments.

During the nine months ended September 30, 2000, the Company generated $7.2 million of cash from operations. Cash provided by operations consisted primarily of a decrease in trade receivables of $1.9 million and an income tax refund of $1.8 million. During the nine months ended September 30, 2000, the Company used $4.7 million of cash in investing activities and provided $3.6 million of cash from financing activities. Financing activities consisted of the repayment of the Company's previous revolving credit facility of $50.7 million, net borrowings under its current credit facility of $27.6 million, the issuance of preferred stock, net of registration costs, of $22.5 million, payments on long-term debt and payments of deferred financing costs of $3.6 million. The Company expects to be able to fund its liquidity needs for the foreseeable future through cash flow from operations and borrowings of amounts available under its current revolving credit facility.

On July 20, 2000, in connection with the KPS Transaction (as described below), the Company and its subsidiaries, entered into a new senior secured revolving credit facility (the "GE Capital Credit Facility") with a group of banks for which General Electric Capital Corporation ("GE Capital") acts as agent. On the same date, the Company terminated its revolving credit facility with a group of banks for which Bank of America, N.A. ("Bank of America") acted as agent (the "Bank of America Credit Facility") and repaid all amounts outstanding thereunder (approximately $54.9 million, including of letter of credit obligations of approximately $4.7 million).

The GE Capital Credit Facility has a term of five years and a maximum borrowing capacity of $100 million. The facility includes a letter of credit subfacility of up to $15 million. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price and the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. As of September 30, 2000, approximately $35.9 million was outstanding under the GE Capital Credit Facility (including letters of credit of $8.3 million) and an additional $15.8 million was available for borrowing.

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

On May 19, 2000, the Company paid a commitment fee of $581,000 relating to the GE Capital Credit Facility. On July 20, 2000, in connection with the closing of the GE Capital Credit Facility, the Company paid a closing fee of $581,000 and approximately $850,000 for legal and other expenses incurred by GE Capital and CFE in connection with the GE Capital Credit Facility and the CFE Transaction (as described below). At September 30, 2000, $1.9 million of these fees were recorded within deferred financing costs and will be amortized over the five year term of the GE Capital Credit Facility.

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

The Company spent $4.6 million on purchases of vehicles and equipment during the nine months ended September 30, 2000. These expenditures were primarily for the purchase of, and capitalized repairs on, transport and towing and recovery vehicles. During the nine months ended September 30, 2000, the Company made expenditures of $404,000 on towing and recovery vehicles and $3.5 million on transport vehicles. These expenditures were financed primarily with cash flow from operations. During the three months ended September 30, 2000, 10 vehicles were delivered (with a total purchase price of $1.7 million) pursuant to the Company's March 2000 commitment to purchase 60 vehicles from a vehicle manufacturer. Approximately $394,000 of the Company's $1.6 million deposit was applied to the purchase of these vehicles. As of September 30, 2000, 25 of the 60 vehicles subject to the commitment had been delivered (with a total purchase price of $3.8 million) and $922,000 of the deposit had been applied to such purchases.

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

In connection with the KPS Transaction, the Company agreed to pay KPS Management LLC, an entity affiliated with KPS, a transaction fee of $2.5 million ($1.25 million of which was paid in cash at closing and the remainder of which was paid on October 31, 2000). The Company also reimbursed KPS for its fees and expenses incurred in connection with the KPS Transaction, which totaled approximately $750,000. In addition, the Company agreed to pay KPS Management LLC an annual management fee of $1.0 million, which may be lowered to $500,000 and then to zero based upon the amount of Series A Preferred Stock held by Blue Truck and its permitted transferees. The Company also paid its financial advisor, Donaldson, Lufkin & Jenrette Securities Corporation, a fee of $1.35 million in cash upon closing of the KPS Transaction.

On July 20, 2000, in connection with the KPS Transaction, the Company cancelled all of its 8% Convertible Subordinated Debentures due 2008 (the "1998 Debentures") issued to Charter URS LLC ("Charterhouse") pursuant to the Purchase Agreement entered into between Charterhouse and the Company in November 1998, and in lieu thereof, issued to Charterhouse $84.5 million aggregate principal amount of new 8% Convertible Subordinated Debentures due 2008 (the "Debentures") (which aggregate principal amount was equal to the aggregate principal amount of the 1998 Debentures then outstanding plus accrued interest thereon to July 20,
2000). Under the terms of the Amended and Restated Purchase Agreement entered into between the Company and Charterhouse (the "Amended Charterhouse Purchase Agreement"), the Debentures are redeemable at par plus accrued interest under certain circumstances. Charterhouse also waived its right to require the Company to redeem the 1998 Debentures at 106.5% of the aggregate principal amount of the 1998 Debentures upon consummation of the KPS Transaction and waived certain corporate governance rights that existed under its Investor's Agreement with the Company. In connection with these transactions, the Company paid Charterhouse a fee of 183,922 shares of Common Stock, and reimbursed Charterhouse for its fees and expenses incurred in connection with the transaction, which totaled approximately $200,000.

In connection with the closing of the KPS Transaction, the Company also paid an aggregate amount equal to approximately $1.15 million to five of its senior executives pursuant to the change of control provisions of each executive's employment agreement with the Company. In addition, on September 30, 2000, the Company paid its former Chief Financial Officer approximately $164,000 (in addition to the $293,000 he received upon closing of the KPS Transaction) pursuant to the change of control provisions of his employment agreement. Subject to their continued employment, the Company is also obligated under such change of control provisions to pay its executives an additional aggregate amount of approximately $430,000 on each of the first and second anniversaries of the closing of the KPS Transaction.

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

General Economic Conditions and Inflation

The Company's future operating results may be adversely affected by (i) the availability of capital to fund operations, including expenditures for new and replacement equipment, (ii) the Company's success in improving operating efficiency and profitability and in integrating its acquired businesses, (iii) the loss of significant customers or contracts, (iv) the timing of expenditures for new equipment and the disposition of used equipment (v) changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety, (vi) changes in the general level of demand for towing, recovery and transport services, (vii) price changes in response to competitive factors, (viii) event-driven variations in the demand for towing, recovery and transport services, (ix) risks related to the adequacy, functionality, sufficiency and cost of the Company's information systems and (x) general economic conditions. Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.

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

PART II   OTHER INFORMATION
          -----------------

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On July 20, 2000, the Company sold 613,073.27 shares of its Series A Preferred Stock to Blue Truck, which is controlled by KPS, for $25.0 million in cash
consideration.   In addition, on July 20, 2000, the Company sold 49,045.86
shares of its Series A Preferred Stock to CFE, an affiliate of GE Capital for $2.0 million in cash consideration.

Holders of the Series A Preferred Stock are entitled to vote together with the holders of the Common Stock as a single class on matters submitted to the Company's stockholders for a vote (other than with respect to certain elections of directors). The holder of each share of Series A Preferred Stock is entitled to the number of votes equal to the number of full shares of Common Stock into which such share of Series A Preferred Stock could be converted on the record date for such vote. The holders of Series A Preferred Stock have the right to designate and elect six members of the Company's Board of Directors, which constitutes a majority, for so long as Blue Truck and its permitted transferees continue to own specified amounts of Series A Preferred Stock. At lower levels of ownership, the holders of Series A Preferred Stock will be entitled to designate and elect three directors, one director, or no directors, depending upon the amount of Series A Preferred Stock then held by Blue Truck and its permitted transferees, as set forth in the Investors' Agreement relating to the KPS Transaction.

Prior to July 20, 2008, holders of the outstanding Series A Preferred Stock are entitled to receive cumulative dividends on the Series A Preferred Stock each quarter at the rate per annum of (i) 5.5% until July 20, 2006, and (ii) 5.0% thereafter, of the Series A Preferred Base Liquidation Amount (as defined below) per share of Series A Preferred Stock. The "Series A Preferred Base Liquidation Amount" is equal to the purchase price per share of the Series A Preferred Stock ($40.778), subject to certain adjustments. The dividends are payable in cash at the end of each quarter or, at the election of the Company, will cumulate to the extent unpaid. In the event that the Company elects to cumulate such dividends, dividends will also accrue on the amount cumulated at the same rate. Once the election to cumulate a dividend has been made, the Company may no longer pay such dividend in cash, other than in connection with a liquidation, dissolution or winding up of the Company. In addition, holders of the Series A Preferred Stock are entitled to participate in all dividends payable to holders of the Common Stock. The Company's obligation to pay dividends terminates on July 20, 2008, or earlier if the Company's Common Stock trades above a specified price level.

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a "Liquidation Event"), each holder of outstanding shares of Series A Preferred Stock is entitled to be paid out of the assets of the Company available for distribution to stockholders, before any amount will be paid or distributed to the holders of any other capital stock of the Company, an amount per share of Series A Preferred Stock (the "Series A Preferred Liquidation Preference Amount") in cash equal to the sum of (i) the purchase price per share of the Series A Preferred Stock, subject to certain adjustments (the "Series A Preferred Base Liquidation Amount"), plus (ii) the amount of any and all unpaid dividends on such shares of Series A Preferred Stock. Holders of a majority of the shares of Series A Preferred Stock may elect to treat certain mergers or consolidations involving the Company, sales of securities or substantially all of the assets of the Company or capital reorganizations of the Company (any of the foregoing, an "Organic Change") as a Liquidation Event.

In the event that the amounts payable with respect to the Series A Preferred Stock upon any Liquidation Event are not paid in full, the holders of the Series A Preferred Stock will share ratably in any distribution of assets in proportion to the amounts that would be payable to such holders if such assets were sufficient to permit payment in full. In the event that the Series A Preferred Liquidation Preference Amount is paid in full, the holders of the Series A Preferred Stock will thereafter share ratably with the holders of the Common Stock in the value received for the remaining assets and properties of the Company, if any, with distributions and payments, as the case may be, to be made to the holders of Series A Preferred Stock as if each share of Series A Preferred Stock had been converted into shares of Common Stock immediately prior to such Liquidation Event.

In addition to the mandatory dividends described in above, the holders of the Series A Preferred Stock will be entitled to receive, out of funds legally available therefor, dividends (other than dividends paid in additional shares of Common Stock with respect to which an adjustment of the Conversion Price (as defined below) has been made at the same rate as dividends are paid with respect to the Common Stock (treating each share of Series A Preferred Stock as being equal to the number of shares of Common Stock into which each such share of Series A Preferred Stock could be converted on the record date for determining the holders of Common Stock entitled to such dividend).

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

On July 20, 2000, in connection with the KPS Transaction, the Company cancelled all of its 1998 Debentures issued to Charterhouse pursuant to the Purchase Agreement entered into between Charterhouse and the Company in November 1998, and in lieu thereof, issued to Charterhouse $84.5 million aggregate principal amount of new 8% Convertible Subordinated Debentures due 2008 (which aggregate principal amount was equal to the aggregate principal amount of the 1998 Debentures then outstanding plus accrued interest thereon to July 20, 2000). Under the terms of the Amended Charterhouse Purchase Agreement, the new Debentures are redeemable at par plus accrued interest under certain circumstances.

On September 30, 2000, the Company issued approximately $1.3 million aggregate principal amount of new Debentures to Charterhouse, which represented the quarterly payment-in-kind interest payment due with respect to $84.5 million aggregate principal amount of the new Debentures previously issued to Charterhouse.

The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipient of the securities was an accredited investor and represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the certificates issued in such transactions.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the stockholders of the Company was held on July 20, 2000 (the "Special Meeting"). At the Special Meeting, the stockholders considered (a) a proposal by the Company to issue (i) $25,000,000 worth of Series A Preferred Stock to Blue Truck and (ii) $2,000,000 worth of its Series A Preferred Stock to CFE; and (b) an amendment to the Company's 1998 Stock Option Plan (the "Stock Option Plan") to (i) increase the maximum number of shares of the Company's common stock which may be covered by awards under the plan from 127,889 to 327,889 shares, and (ii) make certain other changes in an effort to ensure that options granted under the Stock Option Plan will qualify for the "performance-based compensation" exception to the $1 million compensation deduction limitation generally imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended. Each proposal was approved, and the voting results were as follows: with respect to the KPS and CFE Transactions, 869,008 shares voting in favor; 156,941 shares voting against; and 43,604 shares abstaining; and with respect to the amendments to the Stock Option Plan, 852,387 shares voting in favor, 202,963 shares voting against, and 13,203 shares abstaining.

ITEM 5   OTHER EVENTS

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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8 K

(a) Exhibits

    3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000).

    3.2 Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to the same-numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000).

    4.1 Certificate of Powers, Designations, Preferences and Rights of Series A Participating Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3 to the Schedule 13D of Blue Truck Acquisition, LLC and KPS Special Situations Fund, L.P. filed with the SEC on July 28, 2000).

    4.2 Certificate of Correction of Certificate of Powers, Designations, Preferences and Rights of Series A Participating Convertible Preferred Stock of the Company (incorporated by reference in Exhibit 4 to the Schedule 13D of Blue Truck Acquisition, LLC and KPS Special Situations Fund, L.P. filed with the SEC on July 28, 2000).

    4.3 Form of Stock Certificate for the Company's Series A Participating Convertible Preferred Stock (filed herewith).

    4.4 Form of Debenture for the Company's 8% Convertible Subordinated Debentures due 2008 (filed herewith).

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

    10.6 Amended and Restated Investors' Agreement, dated as of April 14, 2000, between the Company and Charter URS LLC (incorporated by reference to the same-numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000).

    10.7 Amended and Restated Registration Rights Agreement, dated as of April 14, 2000, between the Company and Charter URS LLC (incorporated by reference to the same-numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000).

    10.8 Amendment, dated as of May 26, 2000, to Amended and Restated Purchase Agreement and Amended and Restated Investors' Agreement, each dated as of April 14, 2000, by and between the Company and

          Charter URS LLC (incorporated by reference to Appendix G to the Company's Definitive Proxy Statement on Schedule 14A dated June 12,
          2000).

    10.9 Second Amendment, dated as of July 20, 2000, to Amended and Restated Purchase Agreement and Amended and Restated Registration Rights Agreement, each dated as of April 14, 2000, by and between the Company and Charter URS LLC (incorporated by reference to the same-numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000).

    10.10 Stock Purchase Agreement, dated as of July 20, 2000, by and between the company and CFE, Inc. (incorporated by reference to the same-numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000).

    10.11 Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent (incorporated by reference to the same-numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000).

    10.12 Amendment to United Road Services, Inc. 1998 Stock Option Plan (incorporated by reference to the same-numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
          2000).

    10.13 Employment Agreement, dated July 20, 2000, by and between the Company and Gerald R. Riordan (filed herewith).

    10.14 Employment Agreement, dated July 20, 2000, by and between the Company and Michael A. Wysocki (filed herewith).

    10.15 Employment Agreement, dated July 20, 2000, by and between the Company and Harold W. Borhauer II (filed herewith).

    10.16 Amendment No. 1, dated as of September 25, 2000 to Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent (filed herewith).

    11.1  Statement of Computation of Earnings per Share (filed herewith).

    27.1  Financial Data Schedule (filed herewith).


(b) Reports on Form 8-K

    The Company filed the following report on Form 8-K during the quarterly period ended September 30, 2000:

    1. Current Report on Form 8-K, dated July 20, 2000 and filed August 4, 2000, to report under Item 1 that, pursuant to the KPS Transaction, Blue Truck had acquired control of the Company, and to report under
          Item 5 that, in connection with the KPS Transaction, the Company had entered into the GE Capital Credit Facility and that the Company had terminated the Bank of America Credit Facility and repaid all amounts outstanding thereunder.

    2. Current Report on Form 8-K, dated September 27, 2000 and filed September 27, 2000, to report under Item 5 that Donald J. Marr had resigned his position as Chief Financial Officer of the Corporation effective September 30, 2000.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNITED ROAD SERVICES, INC.
                                                    Registrant


Date: November 14, 2000                /s/  Gerald R. Riordan
                                       ---------------------------------------
                                            Chief Executive Officer

                                       /s/  Michael T. Moscinski
                                       ---------------------------------------
                                            Acting Chief Accounting Officer

                       INDEX OF EXHIBITS FILED HEREWITH*


Number     Description of Document
-------    -----------------------

   4.3 Form of Stock Certificate for the Company's Series A Participating Convertible Preferred Stock.

   4.4 Form of Debenture for the Company's 8% Convertible Subordinated Debentures due 2008.

  10.13 Employment Agreement, dated July 20, 2000, by and between the Company and Gerald R. Riordan.

  10.14 Employment Agreement, dated July 20, 2000, by and between the Company and Michael A. Wysocki.

  10.15 Employment Agreement, dated July 20, 2000, by and between the Company and Harold W. Borhauer II.

  10.16 Amendment No. 1, dated as of September 25, 2000 to Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent.

  11.1    Statement regarding Computation of Earnings per Share.

  27.1    Financial Data Schedule.