Form 10-K405
period 2000-12-31
UNITED ROAD SERVICES INC
filed 2001-04-02
CIK 1056562

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
      For the transition period from ____________ to ____________

                        Commission file number: 000-24010

                                   ----------

                           UNITED ROAD SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

                Delaware                                 94-3278455
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         17 Computer Drive West                            12205
            Albany, New York                             (Zip Code)
(Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (518) 446-0140

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 20, 2001 was $745,625.*

      The following documents are incorporated into this Form 10-K by reference:

            None.

      As of March 20, 2001, 2,091,652 shares of the registrant's Common Stock were outstanding.

- ----------
* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for the purposes of this computation.

================================================================================

                                     PART I

ITEM 1. Business

General

      United Road Services, Inc. (the "Company") provides automobile transport and motor vehicle and equipment towing and recovery services. As of December 31, 2000, the Company operated a network of 15 transport divisions and 20 towing and recovery divisions located in a total of 20 states. During 2000, approximately 61.4% of the Company's net revenue was derived from the provision of transport services and approximately 38.6% of its net revenue was derived from the provision of towing and recovery services. Further information with respect to these segments of the Company's business may be found below in "Operations and Services Provided" and in note 13 to the Company's Consolidated Financial Statements included elsewhere herein.

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

Recent Developments

      On July 20, 2000, the Company sold 613,073 shares of its Series A Participating Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock") to Blue Truck Acquisition, LLC, a Delaware limited liability company ("Blue Truck") which is controlled by KPS Special Situations Fund, L.P. ("KPS"), for $25.0 million in cash consideration (the "KPS Transaction"). On the same date, the Company also sold 49,046 shares of its Series A Preferred Stock to CFE, Inc. ("CFE"), an affiliate of General Electric Capital Corporation ("GE Capital") for $2.0 million in cash consideration (the "CFE Transaction"). If Blue Truck and CFE had converted all of their shares of Series A Preferred Stock into common stock on March 20, 2001, they would have held 71.1 % and 5.7% of the Company's common stock, respectively, on such date.

      In connection with the KPS Transaction, Richard A. Molyneux, Grace M. Hawkins, Mark J. Henninger and Merril M. Halpern resigned from the Board of Directors of the Company and six individuals designated by a majority of the holders of the Series A Preferred Stock (the "Majority Holders"), consisting of Eugene J. Keilin, Michael G. Psaros, David P. Shapiro, Stephen P. Presser, Brian
J. Riley and Raquel V. Palmer, were appointed to fill the vacancies then existing on the Board. As a result, effective as of the closing of the KPS Transaction, the designees of the Majority Holders comprise a majority of the Board of Directors.

      As part of the KPS Transaction, the Company entered into a new senior secured revolving credit facility with a group of banks led by GE Capital (the "GE Capital Credit Facility") and repaid all amounts outstanding under its former credit facility with Bank of America. The Company also cancelled all of its 8% Convertible Subordinated Debentures due 2008 (the "1998 Debentures") issued to Charter URS LLC ("Charterhouse"), and in lieu thereof, issued to Charterhouse $84.5 million aggregate principal amount of new 8% Convertible Subordinated Debentures due 2008 (the "Debentures").

      For further information about the KPS Transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Management Change

      On September 30, 2000, Donald J. Marr resigned as Chief Financial Officer of the Company. In March, the Company and Patrick J. Fodale executed an employment agreement pursuant to which Mr. Fodale will serve as the Company's Chief Financial Officer effective April 2, 2001.

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

      The Company provides new and used automobile transport to leasing companies, automobile manufacturers, automobile dealers, automobile auction companies, insurance companies, brokers and individuals. The Company typically provides services as needed by a customer and charges the customer according to pre-set rates based on mileage or negotiated flat rates. The Company transports large numbers of new vehicles for automobile manufacturers from ports and railheads to individual dealers pursuant to contracts. During the year ended December 31, 2000, one such customer, a big three automobile manufacturer, represented approximately 11% of the Company's total consolidated net revenue. The loss of this customer could have a material adverse effect on the Company's business, financial condition and results of operations if the Company were not able to replace the lost revenue with revenue from other sources. The Company's contracts with vehicle manufacturers typically have terms of three years or less and may be terminated at any time for material breach. Upon expiration of the initial term, the manufacturer may renew the contract on a year-to-year basis if it is satisfied with the Company's performance. Otherwise a new contract is awarded pursuant to competitive bidding. In addition, the Company transports large numbers of used vehicles from automobile auctions (where off-lease vehicles are sold) to individual dealers. The Company also provides transport services for dealers who transfer new cars from one region to another and local collection and delivery support to long-haul automobile transporters. These services are typically not subject to contracts.

Towing and Recovery

      The Company provides a broad range of towing and recovery services for a diverse group of commercial, government and individual customers. Towing and recovery services typically begin with a telephone call requesting assistance. The call may come from a law enforcement officer, a commercial fleet dispatcher, a private business or an individual. The dispatcher records the relevant information regarding the vehicle or equipment to be towed or recovered, checks the location and status of the Company's vehicle fleet (at times using a computerized positioning system) and assigns the job to a particular vehicle. The vehicle or equipment is then collected and towed to one of several locations, depending on the nature of the customer.

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

Safety and Training

      The Company uses a variety of programs to improve safety and promote an accident-free environment. These programs include regular driver training and certification, drug testing and safety bonuses. These programs are designed to ensure that all employees comply with the Company's safety standards, the Company's insurance carriers' safety standards and federal, state and local laws and regulations. The Company believes that its emphasis on safety and training helps it attract and retain quality employees.

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

Dispatch and Information Systems

      The Company has experienced difficulties in implementing common operating systems for its transport and towing and recovery divisions to perform vehicle dispatch and other administrative functions, and currently relies on a combination of common operating systems and systems used by acquired divisions prior to their acquisition by the Company. The Company recently terminated its information systems services agreement with Holland Systems and, effective as of December 15, 2000, entered into a new information systems services agreement with Syntegra (USA) Inc. The Syntegra agreement is terminable by either party upon 90 days notice or upon a material breach by the other party. In conjunction with Syntegra, the Company intends to continue to re-evaluate its information system needs and take appropriate action to improve the utility and cost-effectiveness of its information systems.

      The Company anticipates that it will need to upgrade and expand its information systems, or develop or purchase and implement new systems as it re-evaluates its needs. The Company expects that any such upgrade, expansion of existing systems or development, purchase or implementation of new systems will require substantial capital expenditures.

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

Employees

      As of December 31, 2000, the Company had approximately 2,071 employees, leased an additional 181 employees and used approximately 326 independent contractors. The Company believes that it has a satisfactory relationship with its employees. None of the Company's employees are currently members of unions.

Factors Influencing Future Results and Accuracy of Forward-Looking Statements

      In the normal course of its business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or other actions taken or to be taken by the Company, including the impact of such plans, strategies or actions on the Company's results of operations or components thereof, projected or anticipated benefits from operational changes, acquisitions or dispositions made or to be made by the Company, or projections involving anticipated revenues, costs, earnings, or other aspects of the Company's results of operations. The words "expect," "believe," "anticipate," "project," "estimate," "intend," and similar expressions, and their opposites, are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. As noted elsewhere in this Report, all phases of the Company's operations are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the financial condition and results of operations of the Company and whether forward-looking statements made by the Company ultimately prove to be accurate.

      The following discussion outlines certain factors that could affect the Company's financial condition and results of operations for 2001 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company.

Limited Combined Operating History; Risks of Integrating and Operating Acquired Companies

      The Company conducted no operations and generated no net revenue prior to its initial public offering in May 1998. At the time of its initial public offering, the Company purchased seven towing, recovery and transport businesses. Between May 6, 1998 and May 5, 1999, the Company acquired a total of 49 additional businesses. Prior to their acquisition by the Company, such companies were operated as independent entities. A number of these businesses, now operating as divisions of the Company, have experienced performance difficulties since being acquired by the Company. As a result, during 2000, the Company sold one division and closed six other divisions. There can be no assurance that the Company will be able to improve the profitability of its underperforming businesses or that it will be able to operate the combined enterprise on a profitable basis.

Risks Related to Improving Profitability

      A key element of the Company's business strategy is to increase the revenue and improve the profitability of the companies it has acquired. The Company is seeking to enhance its revenue by increasing asset utilization, deploying new equipment and drivers if and when appropriate and expanding both the scope of services the Company offers and its customer base. The Company's ability to increase revenue will be affected by various factors, including the availability of capital to invest in new equipment, the demand for towing, recovery and transport services, the level of competition in the industry, and the Company's ability to attract and retain a sufficient number of qualified personnel.

      The Company is also seeking to improve its profitability by various means, including eliminating duplicative operating costs and overhead, decreasing unnecessary administrative, systems and other costs, and capitalizing on its purchasing power. The Company's ability to improve profitability will be affected by various factors, including unexpected increases in operating or administrative costs, the Company's ability to benefit from the elimination of redundant operations and the strength of the Company's management on a national, regional and local level. Many of these factors are beyond the Company's control. There can be no assurance that the Company will be successful in increasing revenue or improving its profitability.

Availability of Capital

      The Company's ability to execute its business strategy will depend to a great extent on the availability of capital. The Company has experienced a significant decrease in its cash flow from operations and is currently exploring opportunities to improve its cash flow from operations including, but not limited to, the closure or divestiture of unprofitable divisions, consolidation of operating locations, reduction of operating costs and the marketing of towing, recovery and transport services to new customers in strategic market locations. The Company currently expects to be able to fund its liquidity needs for at least the next twelve months through cash flow from operations and borrowings of amounts available under its revolving credit facility. However, any failure by the Company to meet the financial covenants in its credit facility will, unless waived by the banks, result in an inability to borrow and/or an immediate obligation to repay all amounts outstanding under the credit facility. Also, unless it is successful in improving its cash flow from operations, the Company may not be able to fund its working capital needs or invest in its growth strategy in the longer-term. In the event that the Company is not able to fund its liquidity needs from cash flow from operations and/or borrowings under its credit facility, it would be necessary for the Company to raise additional capital, through the issuance of debt or equity securities, bank debt or sales of assets, which may not be possible on satisfactory terms, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

      The GE Capital Credit Facility requires the Company, among other things, to comply with certain cash management requirements and financial covenants, including minimum levels of earnings before income taxes, depreciation and amortization ("EBITDA") and minimum ratios of EBITDA to fixed charges. In December 2000, the banks notified the Company that they considered the Company out of compliance with the minimum EBITDA and fixed charge coverage ratio covenants of the GE Capital Credit Facility as of September 30 and December 31, 2000. In addition, the banks noted that the Company had not fully implemented a required cash management system. On March 30, 2001, the Company entered into an amendment to the GE Capital Credit Facility under which the banks waived the financial covenant violations and agreed to extend to April 30, 2001 the date by which the Company must fully implement the cash management system. The amendment reduces the minimum levels of EBITDA, maximum levels of capital expenditures and minimum fixed charge coverage ratios the Company is required to meet, and requires the Company to maintain minimum levels of liquidity. If the Company fails to comply with these amended provisions or violates other covenants in the GE Capital Credit Facility, the Company will be required to seek additional waivers, which may not be granted by the banks, or to enter into amendments to the credit facility which may contain more stringent conditions on the Company's borrowing capability or its activities, and may require the Company to pay substantial fees to the banks. If such future waivers were not granted and the banks were to elect to accelerate repayment of outstanding balances under the credit facility, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. If the banks were to accelerate repayment of amounts due under the credit facility, it would cause a default under the Debentures issued to Charterhouse. In the event of a default under the Debentures, Charterhouse could accelerate repayment of all amounts outstanding under the Debentures, subject to the credit facility banks' priority. In such event, repayment of the Debentures would be required only if the credit facility was paid in full or the banks under the credit facility granted their express written consent.

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

Information Systems

      The Company has experienced difficulties in implementing common operating systems in its towing and recovery and transport locations. As a result, the Company currently relies on a combination of common operating systems and systems used by acquired divisions prior to their acquisition by the Company. The Company anticipates that it will need to upgrade and expand its information systems, or develop or purchase and implement new systems as it continues to re-evaluate its needs. The Company expects that any update or expansion of its existing systems or any development, purchase or implementation of new systems will require the Company to make substantial capital expenditures, which could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company could encounter unexpected delays in developing and implementing new systems, which could interfere with its business. Any significant interruption in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Customer Relationships and Contracts

      The Company provides transport services to certain automobile manufacturers and other commercial customers under contracts, which typically have terms of three years or less and may be terminated at any time for material breach. Upon expiration of the initial term of these contracts, the manufacturer typically may renew the contract on a year-to-year basis if it is satisfied with the Company's performance. Otherwise, a new contract is awarded pursuant to competitive bidding. The Company also provides towing and recovery services to certain municipalities and a number of law enforcement agencies under contracts. These towing and recovery contracts typically have terms of five years or less, may be terminated at any time for material breach, and in some cases are subject to competitive bidding upon expiration. The Company has towing, recovery and transport contracts representing approximately $9.9 million in annual revenue that are scheduled to expire during 2001. It is possible that some or all of these transport or towing and recovery contracts may not be renewed upon expiration or may be renewed on terms less favorable to the Company based upon prevailing economic conditions at the time of renewal. It is also possible that at some future time more of the Company's customers may implement a competitive bidding process for the award of transport or towing and recovery contracts. The Company has no formal contract with a large number of its customers, and it is possible that one or more customers could elect, at any time, to stop utilizing the Company's services.

      During the year ended December 31, 2000, one of the Company's transport customers, a big three automobile manufacturer, represented approximately 11% of the Company's total consolidated net revenue. The loss of this customer could have a material adverse effect on the Company's business, financial condition and results of operations if the Company were not able to replace the lost revenue with revenue from other sources.

Regulation

      Towing, recovery and transport services are subject to various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety. The Company's vehicles and facilities are subject to periodic inspection by the United States Department of Transportation and similar state and local agencies. Any failure by the Company to comply with these laws and regulations could subject it to substantial fines and could lead to the closure of operations that are not in compliance. Companies providing towing, recovery and transport services are required to have numerous federal, state and local licenses and permits. Any failure by the Company to obtain or maintain such licenses and permits could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Potential Liabilities Associated with Acquired Businesses

      The businesses that the Company has acquired could have liabilities that the Company did not discover during its pre-acquisition due diligence investigations. Such liabilities may include, but are not limited to, liabilities arising from environmental contamination or non-compliance by prior owners with environmental laws or regulatory requirements. As a successor owner or operator, the Company may be responsible for such liabilities. Any such liabilities or related investigations could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Liability and Insurance

      From time to time, the Company is subject to various claims relating to its operations, including (i) claims for personal injury or death caused by accidents involving the Company's vehicles and service personnel, (ii) workers' compensation claims and (iii) other employment related claims. Although the Company maintains insurance (subject to deductibles), such insurance may not cover certain types of claims, such as claims under specified dollar thresholds or claims for punitive damages or for damages arising from intentional misconduct (which are often alleged in third-party lawsuits). In the future, the Company may not be able to maintain adequate levels of insurance on reasonable terms. In addition, it is possible that existing or future claims may exceed the level of the Company's insurance or that the Company may not have sufficient capital available to pay any uninsured claims.

New Vehicle Manufacturers

      A significant percentage of the Company's transport business is derived from new vehicle manufacturers. A decrease in production rates of new vehicles by such manufacturers may cause a decrease in the amount of new vehicle transport business conducted by the Company. In addition, decreasing financial performance by such new vehicle manufacturers may cause them to seek price and other concessions from the Company. Any decrease in new vehicle transport business conducted by the Company or any price or other concessions granted by the Company to such manufacturers could have a material adverse effect on the Company's business, financial condition and results of operations.

Fuel Prices

      Fuel costs constitute a significant portion of the Company's operating expenses. Although the Company attempts to pass fuel price increases onto its customers in the form of fuel surcharges, the Company may not always be successful in mitigating the effects of fuel price increases on its operations. In addition, the cost of fuel is subject to many economic and political factors which are beyond the Company's control. Significant fuel shortages or increases in fuel prices could have a material adverse effect on the Company's business, financial condition and results of operations.

Quarterly Fluctuations of Operating Results

      The Company has experienced, and may continue to experience, significant fluctuations in quarterly operating results due to a number of factors. These factors could include: (i) the availability of capital to fund operations, including expenditures for new and replacement equipment; (ii) the Company's success in improving operating efficiency and profitability, and in integrating its acquired businesses; (iii) the loss of significant customers or contracts;
(iv) the timing of expenditures for new equipment and the disposition of used equipment; (v) price changes in response to competitive factors; (vi) changes in the general level of demand for towing, recovery and transport services; (vii) event-driven variations in the demand for towing, recovery and transport services; (viii) changes in applicable regulations, including but not limited to various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety; (ix) fluctuations in fuel, insurance, labor and other operating costs; and (x) general economic conditions. As a result, operating results for any one quarter should not be relied upon as an indication or guarantee of performance in future quarters.

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

      The timely, professional and dependable service demanded by towing, recovery and transport customers requires an adequate supply of skilled dispatchers, drivers and support personnel. Accordingly, the Company's success will depend on its ability to employ, train and retain the personnel necessary to meet its service requirements. From time to time, and in particular areas, there are shortages of skilled personnel. In the future, the Company may not be able to maintain an adequate skilled labor force necessary to operate efficiently, the Company's labor expenses may increase as a result of a shortage in supply of skilled personnel, or the Company may have to curtail its operations as a result of labor shortages.

Effects of Nasdaq Delisting

      The Company's common stock was delisted from the Nasdaq National Market ("Nasdaq") on May 22, 2000, and on that date, the common stock began to be traded over-the-counter and quoted on the Over-the-Counter Electronic Bulletin Board (the "OTC Bulletin Board"). The Company's delisting from Nasdaq may have a negative impact on the liquidity and price of the common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, the common stock. In addition, the delisting could result in reduced coverage of the Company by securities analysts and members of the news media, and may result in decreased investor interest in the common stock. The delisting could also adversely affect the Company's ability to sell additional securities or to secure additional financing.

Control by Principal Stockholder

      Blue Truck (which is controlled by KPS) owns shares of Series A Preferred Stock convertible into approximately 75.4% of the Company's common stock. Blue Truck is entitled to vote the shares of Series A Preferred Stock on an as-converted basis on all matters submitted to a vote of the Company's stockholders, except for certain elections of directors. In addition, Blue Truck currently has the right to designate and elect a majority of the Board of Directors. As a result, Blue Truck has effective control of the Company, including the power to direct the Company's policies and to determine the outcome of all matters submitted to a vote of the Company's stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

ITEM 2. Properties

      As of December 31, 2000, the Company operated 35 divisions, consisting of 86 facilities located in 20 states. These properties consisted of 56 facilities used to garage, repair and maintain towing and recovery vehicles, impound and store towed vehicles, conduct lien sales and auctions and house administrative and dispatch operations for the Company's towing and recovery operations, and 30 facilities used as marshalling sites and to garage, repair and maintain transport vehicles and house administrative and dispatch operations for the Company's transport operations. All of the Company's facilities are leased from other parties. As of December 31, 2000, the Company's headquarters consisted of approximately 14,100 square feet of leased space in Albany, New York.

      As of December 31, 2000, the Company operated a fleet of approximately 690 towing and recovery vehicles and approximately 610 transport vehicles. The Company believes that its vehicles are generally well-maintained and adequate for its current operations.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

      (a) The annual meeting of the stockholders of the Company was held on November 17, 2000.

      (b) At the annual meeting, David P. Shapiro, Raquel V. Palmer and Robert
L. Berner were elected as Class II directors of the Company for terms expiring at the Company's 2003 annual meeting. Edward W. Morawski, Todd Q. Smart, Eugene
J. Keilin and Brian J. Riley continue to serve as Class III directors with terms expiring at the Company's 2001 annual meeting. Gerald R. Riordan, Michael S. Pfeffer, Michael G. Psaros, and Stephen P. Presser continue to serve as Class I directors with terms expiring at the Company's 2002 annual meeting.

      (c) Set forth below is the tabulation of the votes at the annual meeting with respect to the election of the Class II directors:

Director                            Votes For                     Votes Withheld
- --------                            ---------                     --------------

Robert L. Berner                    1,434,823 (1)                 19,358 (1)

David P. Shapiro                    662,119 (2)                   0 (2)

Raquel V. Palmer                    662,119 (2)                   0 (2)

- ----------
(1)   Shares of Common Stock
(2)   Shares of Series A Preferred Stock

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock was quoted on the Nasdaq National Market under the symbol "URSI" from May 1, 1998 through May 22, 2000 when the Company was delisted from Nasdaq. On May 22, 2000, the common stock began to be traded over-the-counter and quoted on the OTC Bulletin Board under the symbol "URSI." The table below sets forth the high and low sale prices for the Common Stock on the Nasdaq National Market or the OTC Bulletin Board, as applicable, for the periods indicated. All share prices have been adjusted to give effect to the one-for-ten reverse split of the outstanding common stock effected as of May 4, 2000 (the "Reverse Stock Split"). The prices presented for the period from May 23 through December 31, 2000 reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not reflect actual transactions.

      1998                                           High            Low
      ----                                           ----            ---
      Second Quarter (beginning May 1) ....           190          151-1/4
      Third Quarter .......................           260            95
      Fourth Quarter ......................         192-1/2          57-1/2

      1999                                           High            Low
      ----                                           ----            ---
      First Quarter .......................           195          42-1/2
      Second Quarter ......................            80          45-5/8
      Third Quarter .......................         51-1/4           25
      Fourth Quarter ......................         36-1/4           10

      2000                                           High            Low
      ----                                           ----            ---
      First Quarter .......................        29-11/16         12-1/2
      Second Quarter ......................         18-1/8          3-1/16
      Third Quarter .......................         3-1/2          1-13/16
      Fourth Quarter ......................         2-1/4            7/16

      As of March 20, 2001, there were 209 record holders of the Company's common stock.

      The Company has never paid any cash dividends on its common stock and intends to retain its earnings to finance the development of its business for the foreseeable future. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, the Company's financial condition, restrictions in financing agreements and other factors deemed relevant by the Company's Board of Directors. The payment of dividends by the Company is restricted by the Company's credit facility, the Certificate of Designations for the Series A Preferred Stock and the Amended and Restated Purchase Agreement between the Company and Charterhouse (the "Amended Charterhouse Purchase Agreement").

Sale of Unregistered Securities

      On December 31, 2000, the Company issued approximately $1.7 million aggregate principal amount of Debentures to Charterhouse, which represented the quarterly payment-in-kind interest payment due with respect to $85.9 million aggregate principal amount of Debentures previously issued to Charterhouse.

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

ITEM 6. Selected Financial Data

      The following selected consolidated financial data as of December 31, 2000, 1999, 1998 and 1997 and for the years ended December 31, 2000, 1999 and 1998, and the period from July 25, 1997 (inception) to December 31, 1997, have been taken from the consolidated financial statements of the Company. For financial statement presentation purposes, Northland Auto Transporters, Inc. and Northland Fleet Leasing, Inc. (collectively, "Northland"), one of the companies acquired by the Company in May 1998 in connection with its initial public offering, has been designated as the Company's predecessor entity. The following selected historical financial data for Northland as of December 31, 1997 and 1996 and for each of the years in the two-year period ended December 31, 1997 have been derived from the audited financial statements of Northland.

      The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the related notes included elsewhere in this Report.

                                                                                                               Period From
                                                                                                               July 25, 1997
                                                  Year Ended           Year Ended           Year Ended         (inception) to
                                               December 31, 2000    December 31, 1999    December 31, 1998    December 31, 1997
                                               -----------------    -----------------    -----------------    -----------------
                                                           (In thousands, except per share amounts and share data)
Consolidated Statement of Operations
    Data--United Road Services, Inc.:

Net revenue ................................      $   246,566          $   255,112          $    87,919          $        --
Cost of revenue ............................          212,651              202,588               64,765                   --
                                                  -----------          -----------          -----------          -----------
Gross profit ...............................           33,915               52,524               23,154                   --
Selling, general and administrative expenses           43,514               42,139               12,428                  174
Goodwill amortization ......................            3,710                5,439                1,745                   --
Impairment charge ..........................          129,455               28,281                   --                   --
                                                  -----------          -----------          -----------          -----------
Income (loss) from operations ..............         (142,764)             (23,335)               8,981                 (174)
Interest income (expense) and other, net) ..          (14,322)             (11,523)              (1,086)                  --
                                                  -----------          -----------          -----------          -----------
Income (loss) before income taxes ..........         (157,086)             (34,858)               7,895                 (174)
Income tax expense (benefit) ...............            1,846               (5,158)               3,503                   --
                                                  -----------          -----------          -----------          -----------
Net income (loss) ..........................      $  (158,932)         $   (29,700)         $     4,392          $      (174)
                                                  ===========          ===========          ===========          ===========
Basic net income (loss) per share ..........      $    (81.95)         $    (17.54)         $      4.30          $     (0.84)
                                                  ===========          ===========          ===========          ===========
Diluted net income (loss) per share ........      $    (81.95)         $    (17.54)         $      4.23          $     (0.84)
                                                  ===========          ===========          ===========          ===========
Shares used in computing basic net income
(loss) per share ...........................        1,939,337            1,693,311            1,022,181              205,530
                                                  ===========          ===========          ===========          ===========
Shares used in computing diluted net income
(loss) per share ...........................        1,939,337(1)         1,693,311(1)         1,038,991(2)           205,530(2)
                                                  ===========          ===========          ===========          ===========

                                                                               At December 31,
                                                  --------------------------------------------------------------------------
                                                     2000                 1999                 1998                  1997
                                                  -----------          -----------          -----------          -----------
                                                                                                                (In thousands)
Balance Sheet Data--United Road Services, Inc.:
Working capital (deficit) .....................   $   (28,201)         $   (34,208)         $     9,330          $      (104)
Total assets ..................................       178,393              322,445              248,732                   50
Long-term obligations, excluding current
    Installments ..............................        88,115               82,758               65,255                   --
Stockholders' equity (deficit) ................        32,606              166,413              163,766                 (104)

                                                        Years Ended December 31,
                                                        ------------------------
                                                           1997         1996
                                                         --------      ------
                                                             (In thousands)
Historical Statement of Operations
Data--Northland:
Net revenue ............................................ $ 10,159      $6,353
Operating income .......................................    1,438         346
Other expense, net .....................................      (49)         --
Net income .............................................    1,054         346

                                                             At December 31,
                                                        ------------------------
                                                           1997         1996
                                                         --------      ------
Historical Balance Sheet Data--Northland:                   (In thousands)
Working Capital ........................................   $  399      $  235
Total assets ...........................................    5,465       3,268
Long-term obligations, excluding current installments ..    1,074         331
Stockholders' equity ...................................    3,045       1,991

- ----------
(1) Represents actual weighted average shares outstanding. The effect of options, warrants, shares withheld in connection with acquisitions or 1999 earn-out shares payable to the former owners of the businesses the Company acquired in connection with its initial public offering and one other acquired company have been excluded, as the effect would be anti-dilutive.
(2) Represents actual weighted average outstanding shares, adjusted for any incremental effect of options, warrants, shares withheld in connection with acquisitions and 1998 earn-out shares payable to the former owners of the businesses the Company acquired in connection with its initial public offering and one other acquired company.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

      All share and per-share amounts in the discussion below and in the accompanying consolidated financial statements have been restated to give effect to the one-for-ten reverse stock split effected by the Company on May 4, 2000.

Cautionary Statements

      From time to time, in written reports and oral statements, management may discuss its expectations regarding United Road Services, Inc.'s future performance. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or other actions taken or to be taken by the Company, including the impact of such plans, strategies or actions on the Company's results of operations or components thereof, projected or anticipated benefits from operational changes, acquisitions or dispositions made or to be made by the Company, or projections, involving anticipated revenues, costs, earnings or other aspects of the Company's results of operations. The words "expect," "believe," "anticipate," "project," "estimate," "intend" and similar expressions, and their opposites, are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance but rather are based on currently available competitive, financial and economic data and management's operating plans. These forward-looking statements involve risks and uncertainties that could render actual results materially different from management's expectations. Such risks and uncertainties include, without limitation, the availability of capital to fund operations, including expenditures for new and replacement equipment, risks related to the Company's limited operating history and its ability to integrate acquired companies, risks related to the Company's ability to successfully improve the profitability of its acquired businesses, the loss of significant customers and contracts, changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety, risks related to the adequacy, functionality, sufficiency and cost of the Company's information systems, potential exposure to environmental and other unknown or contingent liabilities, risks associated with the Company's labor relations, risks related to the adequacy of the Company's insurance, changes in the general level of demand for towing, recovery and transport services, price changes in response to competitive factors, risks related to fuel, insurance, labor and other operating costs, risks resulting from the over-the-counter trading of the Company's common stock, seasonal and other event-driven variations in the demand for towing, recovery and transport services, general economic conditions, and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (the "Risk Factors"). All statements herein that are not statements of historical fact are forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that those expectations will prove to have been correct. Certain other important factors that could cause actual results to differ materially from management's expectations ("Cautionary Statements") are disclosed in this Report. All written forward-looking statements by or attributable to management in this Report are expressly qualified in their entirety by the Risk Factors and the Cautionary Statements. Investors must recognize that events could turn out to be significantly different from what management currently expects.

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

      Between May 1998 and May 1999, the Company acquired a total of 56 towing, recovery and transport service businesses. During the third quarter of 1999, the Company made the strategic decision not to pursue its acquisition program in the near term in order to allow the Company to focus primarily on integrating and profitably operating its acquired businesses. The Company has not completed any acquisitions since May 5, 1999.

      Management's discussion and analysis addresses the Company's historical results of operations and financial condition as shown in its consolidated financial statements for the years ended December 31, 2000, 1999 and 1998. The historical results for each of the years ended December 31, 1999 and 1998 include the results of all businesses acquired prior to December 31 of the relevant year from their respective dates of acquisition. The Company did not acquire any businesses in the year ending December 31, 2000.

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

      In the fourth quarter of 1999 and the second quarter of 2000, based upon a comprehensive review of the Company's long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 and an analysis of the recoverability of goodwill under Accounting Principles Board ("APB") Opinion No. 17, the Company recorded impairments of long-lived assets and goodwill of $28.3 million at December 31, 1999 and $129.5 million at June 30, 2000.

Results of Operations

      For the years ended December 31, 2000 and December 31, 1999, the Company's results of operations were derived from 22 transport businesses and 34 towing and recovery businesses acquired prior to December 31, 1999. For year ended December 31, 1998, the Company's results of operations were derived from 12 transport businesses and 29 towing and recovery businesses acquired prior to December 31, 1998.

      In the first quarter of 1999, the Company acquired nine transport businesses and four towing and recovery businesses. In the second quarter of 1999, the Company acquired one transport business and one towing and recovery business. In the first quarter of 2000, the Company sold one towing and recovery division. In the second quarter of 2000, the Company closed two transport divisions and one towing and recovery division, and in some cases allocated certain equipment to other divisions. In the third quarter of 2000, the Company closed one towing and recovery division and allocated certain equipment to other divisions. In the fourth quarter of 2000, the Company closed two towing and recovery divisions and allocated certain equipment to other divisions.

      For the year ended December 31, 1998, the Company's first year of operations, the Company evaluated the performance of its operating segments based on income (loss) before income taxes. During the year ended December 31, 1999, management determined that a more appropriate measure of the performance of its operating segments may be made through an evaluation of each segment's income (loss) from operations. Accordingly, the Company's selected statement of operations data regarding the Company's reportable segments is presented through income (loss) from operations for the years ended December 31, 2000, 1999 and 1998.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net Revenue. Net revenue decreased $8.5 million, or 3.3%, from $255.1 million for the year ended December 31, 1999 to $246.6 million for the year ended December 31, 2000. Of the net revenue for the year ended December 31, 2000, 61.4% related to transport services and 38.6% related to towing and recovery services. Transport net revenue decreased $4.0 million, or 2.6%, from $155.3 million for the year ended December 31, 1999 to $151.3 million for the year ended December 31, 2000. The decrease in transport net revenue was largely due to the impact of a decrease in demand for both new and used vehicle transport services in the fourth quarter of 2000, the impact of the closure of two transport divisions during 2000 and the weak performance of certain transport businesses subsequent to the Company's consolidation of certain divisions offset, in part, by the inclusion of a full year of operating results of the ten transport businesses acquired during the first half of 1999. Towing and recovery net revenue decreased $4.5 million, or 4.5%, from $99.8 million for the year ended December 31, 1999 to $95.3 million for the year ended December 31, 2000. The decrease in towing and recovery net revenue was largely due to the sale of one towing and recovery division and the closure of four other towing and recovery divisions during 2000 and weak performance of certain towing and recovery businesses subsequent to acquisition, which performance was, in some cases, also negatively affected by the Company's consolidation of divisions. Such decrease in towing and recovery net revenue was offset, in part, by the inclusion of a full year of operating results of the five towing and recovery businesses acquired during the first half of 1999.

      Cost of Revenue. Cost of revenue, including depreciation, increased $10.1 million, or 5.0%, from $202.6 million for the year ended December 31, 1999 to $212.7 million for the year ended December 31, 2000. Transport cost of revenue increased $8.7 million, or 7.1%, from $122.8 million for the year ended December 31, 1999 to $131.5 million for the year ended December 31, 2000. The increase in transport cost of revenue was primarily due to the inclusion of a full year of costs of the ten transport businesses acquired during the first half of 1999 offset, in part, by reduced costs resulting from the closure of two transport divisions during 2000. The principal components of the increase in transport cost of revenue consisted of an increase in costs of independent contractors, brokers and subcontractors of $2.5 million, an increase in fuel costs of $1.7 million, an increase in insurance liabilities associated with workers' compensation and other claims (that individually did not meet insurance deductibles) of $1.9 million, an increase in labor costs of $1.0 million, an increase in depreciation expense of $678,000, an increase in vehicle maintenance expenses of $673,000 and an increase in equipment rental expense of $435,000. Towing and recovery cost of revenue increased $1.4 million, or 1.8%, from $79.8 million for the year ended December 31, 1999 to $81.2 million for the year ended December 31, 2000. The increase in towing and recovery cost of revenue was primarily due to the inclusion of a full year of costs of the five towing and recovery businesses acquired the first half of 1999 offset, in part, by reduced costs resulting from the sale of one towing and recovery division and the closure of four other towing and recovery divisions during 2000. The principal components of the increase in towing and recovery cost of revenue consisted of an increase in insurance liabilities associated with workers compensation and other claims (that individually did not meet insurance deductibles) of $1.2 million and an increase in fuel costs of $988,000 offset, in part, by a decrease in expenses related to scrap vehicle purchases of $1.1 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.4 million, or 3.3%, from $42.1 million for the year ended December 31, 1999 to $43.5 million for the year ended December 31, 2000. Transport selling, general and administrative expenses increased $753,000 from $14.3 million for the year ended December 31, 1999 to $15.1 million for the year ended December 31, 2000. The principal components of the increase in transport selling, general and administrative expenses consisted of an increase in bad debt expense of $183,000, an increase in advertising expenses of $221,000, an increase in computer and telecommunications expenses of $64,000 and an increase in miscellaneous transport selling general and administrative expenses of $461,000, offset, in part, by a decrease in salary and wages expense of $292,000 (which was due, in part, to the closure of two transport divisions during 2000). Towing and recovery selling, general and administrative expenses increased $365,000, from $13.8 million for the year ended December 31, 1999 to $14.1 million for the year ended December 31, 2000. The principal components of the increase in towing and recovery selling, general and administrative expenses consisted of an increase in professional fees of $386,000, an increase in bad debt expense of $761,000, an increase in miscellaneous administrative expenses of $257,000 and increased costs associated with managing and integrating the five towing and recovery businesses acquired during the first half of 1999, offset, in part, by a decrease in salary and wages expense of $713,000 (which was due, in part, to the sale of one towing and recovery division and the closure of four other towing and recovery divisions during 2000).

      Corporate selling, general and administrative expenses increased $257,000, or 1.8%, from $14.0 million for the year ended December 31, 1999 to $14.3 million for the year ended December 31, 2000. The increase in corporate selling, general and administrative expenses was primarily due to an increase in professional fees of $1.2 million, an increase in bank service charges of $280,000, and an increase in computer and telecommunications expenses of $93,000 offset, in part, by a decrease in salary and wage expenses of $477,000 and a decrease in travel expenses of $587,000. The increase in corporate selling, general and administrative expense includes a non-recurring charge of $2.1 million incurred in 2000 relating to contractual change of control payments to certain members of management, non-recurring compensation charges and salary and wage expense of $1.7 million incurred in 1999 associated with the 1999 departures of the Company's former Chief Executive Officer, President and Chief Operating Officer and Chief Acquisition Officer and $1.1 million of professional fees and compensation charges incurred in 1999 in connection with the termination of the Company's acquisition program.

      Amortization of Goodwill. Amortization of goodwill decreased $1.7 million, or 31.5%, from $5.4 million for the year ended December 31, 1999 to $3.7 million for the year ended December 31, 2000. The decrease in goodwill amortization was the result of impairment charges of $118.1 million as of June 30, 2000 and $28.3 million as of December 31, 1999 associated with the Company's ongoing review of the recorded value of its long-lived assets and the recoverability of goodwill and the sale of one towing and recovery division in the first quarter of 2000.

      Impairment Charge. Impairment charges were $129.5 million for the year ended December 31, 2000. These impairment charges consisted of a non-cash charge of $118.1 million related to recoverability of goodwill under APB Opinion No. 17 and a non-cash charge of $11.4 million related to the Company's comprehensive review of its long-lived assets in accordance with SFAS No. 121. The 2000 impairment charge recorded under APB Opinion No. 17 included $75.7 million related to the recoverability of goodwill at the Company's transport divisions and $42.4 million related to the recoverability of goodwill at the Company's towing and recovery divisions. The 2000 impairment charge recorded under SFAS No. 121 included impairment charges of $2.5 million on the recorded value of vehicles and equipment at the Company's transport divisions and $2.1 million on the recorded value of vehicles and equipment at the Company's towing and recovery divisions. The 2000 impairment charge recorded under SFAS No. 121 also included impairment charges of $2.9 million on the recoverability of allocated goodwill at the Company's transport divisions and $3.9 million on the recoverability of allocated goodwill at the Company's towing and recovery divisions.

      Impairment charges were $28.3 million for the year ended December 31, 1999. These impairment charges consisted of a non-cash charge of $21.7 million related to recoverability of goodwill under APB Opinion No. 17 and a non-cash charge of $6.6 million related to the Company's comprehensive review of its long-lived assets in accordance with SFAS No. 121. The 1999 impairment charge recorded under APB Opinion No. 17 included $10.0 million related to the recoverability of goodwill at two of the Company's transport divisions and $11.7 million related to the recovery of goodwill at seven of the Company's towing and recovery divisions. The 1999 impairment charge recorded under SFAS No. 121 included impairment expenses of $2.6 million on the recorded value of vehicles and equipment and impairment expenses of $4.0 million on the recoverability of goodwill at six of the Company's towing and recovery divisions (four of which were included in the seven divisions noted above).

      Income (Loss) from Operations. Loss from operations increased $119.5 million, or 513%, from a loss of $23.3 million for the year ended December 31, 1999 to a loss of $142.8 million for the year ended December 31, 2000. Excluding the effect of impairment charges of $28.3 million in 1999 and $129.5 million in 2000, income from operations decreased $18.3 million, or 366%, from income of $5.0 million for the year ended December 31, 1999 to a loss of $13.3 million for the year ended December 31, 2000. Transport income from operations decreased $83.8 million, or 1,607%, from income of $5.3 million for the year ended December 31, 1999 to a loss of $78.5 million for the year ended December 31, 2000. Excluding the effect of transport impairment charges of $10.0 million in 1999 and $81.1 million in 2000, transport income from operations decreased $12.7 million, or 83.0%, from $15.3 million for the year ended December 31, 1999 to $2.6 million the year ended December 31, 2000. The decrease in transport income from operations was primarily due to a decline in revenue and increased labor and fuel expenses, offset, in part, by the impact of a full year of revenues of the ten transport businesses acquired during the first half of 1999 and the decrease in costs resulting from closure of two transport divisions during 2000. Towing and recovery income from operations decreased $35.4 million, or 243%, from a loss of $14.6 million for the year ended December 31, 1999 to a loss of $50.0 million for the year ended December 31, 2000. Excluding the effect of towing and recovery impairment charges of $18.3 million in 1999 and $48.4 million in 2000, towing and recovery income from operations decreased $5.3 million, or 143.2%, from income of $3.7 million for the year ended December 31, 1999 to a loss of $1.6 million for the year ended December 31, 2000. The decrease in towing and recovery income from operations was primarily due to increased insurance, fuel and bad debt expenses offset, in part, by the inclusion of a full year of revenues of the five towing and recovery businesses acquired during the first half of 1999 and the decrease in costs resulting from sale of one towing and recovery division and the closure of four other towing and recovery divisions during 2000.

      Interest Expense, Net. Interest expense increased $2.8 million, or 24.6%, from interest expense of $11.4 million for the year ended December 31, 1999 to interest expense of $14.2 million for the year ended December 31, 2000. Interest income increased $207,000 from interest income of $77,000 for the year ended December 31, 1999 to interest income of $284,000 for the year ended December 31, 2000. The increase in interest expense, net was related to a non-recurring charge of $1.7 million relating to the refinancing of the Company's credit facility with a new group of lenders, an increase in the effective interest rate for credit facility borrowings of approximately 1.2% in the year ended December 31, 2000 as compared to the year ended December 31, 1999 and higher levels of debt incurred to finance the acquisitions that occurred during the first half of 1999, offset, in part, by lower borrowings in third and fourth quarter of 2000 as a result of a $27.0 million equity investment in July 2000.

      Income Tax Expense (Benefit). Income tax expense (benefit) increased $7.0 million, from an income tax benefit of $5.2 million for the year ended December 31, 1999 to an income tax expense of $1.8 million for the year ended December 31, 2000. The increase in income tax expense was largely due to an ownership change on July 20, 2000 under Internal Revenue Code Section 382, resulting in the limitation of all net operating losses generated by the Company from inception through July 20, 2000. As a result of such limitation, the Company wrote off the tax effect of net operating losses generated prior to 2000 in the amount of $7.1 million and did not record the tax benefit of net operating losses generated from January 1, 2000 through July 20, 2000 in the amount of $6.9 million. During 2000, the Company generated net operating losses subsequent to the July 20, 2000 ownership change resulting in a tax benefit of $8.9 million. In addition, during 2000, the Company established a valuation allowance of $3.7 million against the deferred tax assets.

      Net Income (Loss). Net income decreased $129.2 million, from net loss of $29.7 million for the year ended December 31, 1999 to a net loss of $158.9 million for the year ended December 31, 2000. The decrease in net income related largely to the decrease in income from operations of $119.5 million and the decrease in income tax benefit of $3.8 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

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

      Cost of Revenue. Cost of revenue, including depreciation, increased $137.8 million, or 212.8%, from $64.8 million for the year ended December 31, 1998 to $202.6 million for the year ended December 31, 1999. Transport cost of revenue increased $87.8 million, or 251.2%, from $35.0 million for the year ended December 31, 1998 to $122.8 million for the year ended December 31, 1999. The increase in transport cost of revenue was primarily due to the increase in the size of the Company's transport operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The principal components of the increase in transport cost of revenue consisted of an increase in transport operating labor costs of $31.1 million, an increase in costs of independent contractors, brokers and subcontractors of $22.0 million, an increase in fuel costs of $9.8 million, an increase in vehicle maintenance costs of $6.7 million and increased depreciation costs of $3.7 million. Towing and recovery cost of revenue increased $50.0 million, or 167.7%, from $29.8 million for the year ended December 31, 1998 to $79.8 million for the year ended December 31, 1999. The increase in towing and recovery cost of revenue was primarily due to the increase in the size of the Company's towing and recovery operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The principal components of the increase in towing and recovery cost of revenue consisted of an increase in towing operating labor costs of $21.8 million, an increase in independent contractor, broker and subcontractor costs of $8.2 million, an increase in abandoned car purchases of $4.8 million, an increase in vehicle maintenance costs of $4.4 million and an increase in facility and occupancy expenses of $2.7 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $29.7 million, or 239.1%, from $12.4 million for the year ended December 31, 1998 to $42.1 million for the year ended December 31, 1999. Transport selling, general and administrative expenses increased $10.9 million, or 322.8%, from $3.4 million for the year ended December 31, 1998 to $14.3 million for the year ended December 31, 1999. The increase in transport selling, general and administrative expenses was primarily due to costs associated with the

Company's acquisitions of transport businesses during the first half of 1999, as described above, and costs associated with managing and integrating the acquired companies. The principal components of the increase in transport selling, general and administrative expenses for the year ended December 31, 1999 as compared to the year ended December 31, 1998, consisted of an increase in wages and benefits expense of $7.3 million, an increase in bad debt expense of $1.5 million and an increase in computer and telecommunications expenses of $596,000. Towing and recovery selling, general and administrative expenses increased $8.4 million, or 154.6%, from $5.4 million for the year ended December 31, 1998 to $13.8 million for the year ended December 31, 1999. The increase in towing and recovery selling, general and administrative expense was primarily due to costs associated with the Company's acquisitions of towing and recovery businesses during the first half of 1999, as described above, and costs associated with managing and integrating the acquired companies. The principal components of the increase in towing and recovery selling, general and administrative expenses for the year ended December 31, 1999 as compared to the year ended December 31, 1998, consisted of an increase in wages and benefits expense of $4.8 million, an increase in bad debt expense of $726,000, an increase in office and supplies costs of $488,000 and an increase in computer and telecommunications expenses of $383,000.

      Corporate selling, general and administrative expenses increased $10.4 million, or 289.0%, from $3.6 million for the year ended December 31, 1998 to $14.0 million for the year ended December 31, 1999. The increase in corporate selling, general and administrative expenses was primarily due to costs associated with integrating and managing acquired businesses and the write-off of costs associated with the termination of certain pending acquisitions and management severance arrangements. The principal components of the increase in corporate selling, general and administrative costs for the year ended December 31, 1999 as compared to the year ended December 31, 1998 consisted of an increase in wages and benefits expense of $2.2 million, an increase in computer and telecommunications expense of $2.1 million and an increase in professional fees of $1.4 million. Additionally, the Company recorded special charges of $2.8 million for the year ended December 31, 1999. These special charges consisted of $1.1 million for professional fees and compensation contractually required to be paid in connection with the termination of certain acquisition consultants as a result of the Company's strategic decision not to pursue its acquisition program in the near term, and $1.7 million associated with the June 1999 departure of the Company's former Chairman and Chief Executive Officer and the December 1999 departures of the Company's former President and Chief Operating Officer and former Chief Acquisition Officer.

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

      Impairment Charge. Impairment charges were $28.3 million for the year ended December 31, 1999. The impairment charges consisted of a non-cash charge of $21.7 million related to recoverability of goodwill under APB Opinion No. 17 and a non-cash charge of $6.6 million related to the Company's comprehensive review of its long-lived assets in accordance with SFAS No. 121. The impairment charge recorded under APB Opinion No. 17 included $10.0 million related to the recoverability of goodwill at two of the Company's transport divisions and $11.7 million related to the recovery of goodwill at seven of the Company's towing and recovery divisions. The impairment charge recorded under SFAS No. 121 included impairment expenses of $2.6 million on the recoverability of vehicles and equipment and impairment expenses of $4.0 million on the recoverability of goodwill at six of the Company's towing and recovery divisions (four of which were included in the seven divisions noted above).

      Income (Loss) from Operations. Income from operations decreased $32.3 million, from income of $9.0 million for the year ended December 31, 1998 to a loss of $23.3 million for the year ended December 31, 1999. Transport income from operations decreased $2.6 million, or 33.0%, from $7.9 million for the year ended December 31, 1998 to $5.3 million for the year ended December 31, 1999. The decrease in transport income from operations was primarily due to increased labor and vehicle costs, increased goodwill amortization, impairment charges and increased administrative wages, bad debt and computer and telecommunication expenses related to the operation of the transport business segment offset, in part, by the increase in the size of the Company's transport operations in the year ended December 31, 1999 as compared to the year ended December 31, 1998. Towing and recovery income from operations decreased $19.3 million, from income of $4.7 million for the year ended December 31, 1998 to a loss of $14.6 million for the year ended December 31, 1999. The decrease in towing and recovery income from operations was primarily due to increased labor, vehicle maintenance and facility expense, increased goodwill amortization, impairment charges and increased administrative wages, bad debt, office and computer and telecommunication expenses offset, in part, by the increase in the size of the Company's towing and recovery operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

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

Liquidity and Capital Resources

      As of December 31, 2000, the Company had approximately:

      o     $2.6 million of cash and cash equivalents,

      o a working capital deficit of approximately $28.2 million (including the $32.2 million outstanding under the Company's credit facility which, due to the factors described in note 2 to the Company's Consolidated Financial Statements included elsewhere herein, is reflected as a current liability), and

      o $88.1 million of outstanding long-term indebtedness, excluding current installments.

      During the year ended December 31, 2000, the Company generated $5.1 million of cash from operations and used $7.2 million of cash in investing activities. Of the cash used in investing activities, $7.9 million related to purchases of new vehicles and equipment, offset by proceeds of $1.6 million from the sale of vehicles and equipment. During the year ended December 31, 2000, the Company generated $567,000 of cash from financing activities. Financing activities consisted of the repayment of the Company's previous revolving credit facility of $50.7 million, net borrowings under its current credit facility of $32.2 million, the issuance of preferred stock, net of offering costs, of $22.4 million, payments on long-term debt and payments of deferred financing costs of $3.4 million.

      On July 20, 2000, in connection with the KPS Transaction, the Company and its subsidiaries entered into the GE Capital Credit Facility. On the same date, the Company terminated its credit facility with Bank of America and repaid all amounts outstanding thereunder (approximately $54.9 million, including letter of credit obligations of approximately $4.7 million).

      The GE Capital Credit Facility has a term of five years and a maximum borrowing capacity of $100 million. The facility includes a letter of credit subfacility of up to $15 million. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested (iii) 85% of the lesser of the actual purchase price and the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. Under the GE Capital Credit Facility, the banks have the right to conduct an annual appraisal of the Company's vehicles. As of December 31, 2000, approximately $44.2 million was outstanding under the GE Capital Credit Facility (including letters of credit of $12.0 million) and an additional $12.6 million was available for borrowing.

      Interest accrues on amounts borrowed under the GE Capital Credit Facility, at the Company's option, at either the Index Rate (as defined in the GE Capital Credit Agreement) plus an applicable margin or the reserve adjusted LIBOR Rate (as defined in the GE Capital Credit Agreement) plus an applicable margin. The effective interest rate at December 31, 2000 was 11.0%. The rate is subject to adjustment based upon the performance of the Company, the occurrence of an event of default or certain other events.

      The obligations of the Company and its subsidiaries under the GE Capital Credit Facility are secured by a first priority security interest in the existing and after-acquired real and personal, tangible and intangible assets of the Company and its subsidiaries.

      The GE Capital Credit Facility provides for payment by the Company of customary fees and expenses. On May 19, 2000, the Company paid a commitment fee of $581,000 relating to the GE Capital Credit Facility. On July 20, 2000, in connection with the closing of the GE Capital Credit Facility, the Company paid a closing fee of $581,000, a monitoring fee of $150,000 and approximately $1.3 million for legal and other expenses incurred by the Company, GE Capital and CFE in connection with the GE Capital Credit Facility and the CFE Transaction. At December 31, 2000, $2.8 million of these fees were recorded as deferred financing costs and will be amortized over the five year term of the GE Capital Credit Facility.

      The GE Capital Credit Facility contains covenants requiring the Company, among other things and subject to specified exceptions, to (a) make certain prepayments against principal, (b) maintain specified cash management systems,
(c) maintain specified insurance protection, (d) refrain from commercial transactions, management agreements, service agreements and borrowing transactions with certain related parties, (e) refrain from making payments of cash dividends and other distributions to equity holders, payments in respect of subordinated debt, payments of management fees to certain affiliates and redemption of capital stock, (f) refrain from mergers, acquisitions or sales of capital stock or a substantial portion of the assets of the Company or its subsidiaries, (g) refrain from direct or indirect changes in control, (h) limit capital expenditures and (i) meet certain financial covenants.

      The GE Capital Credit Facility requires the Company, among other things, to comply with certain cash management requirements and financial covenants, including minimum levels of EBITDA and minimum ratios of EBITDA to fixed charges. In December 2000, the banks notified the Company that they considered the Company out of compliance with the minimum EBITDA and fixed charge coverage ratio covenants of the GE Capital Credit Facility as of September 30 and December 31, 2000. In addition, the banks noted that the Company had not fully implemented a required cash management system. On March 30, 2001, the Company entered into an amendment to the GE Capital Credit Facility under which the banks waived the financial covenant violations and agreed to extend to April 30, 2001 the date by which the Company must fully implement the cash management system. The amendment reduces the minimum levels of EBITDA, maximum levels of capital expenditures and minimum fixed charge coverage ratios the Company is required to meet, and requires the Company to maintain minimum levels of liquidity.

      On July 20, 2000, the Company sold 613,073 shares of its Series A Preferred Stock to Blue Truck for $25.0 million in cash consideration, and on the same date sold 49,046 shares of its Series A Preferred Stock to CFE for $2.0 million in cash consideration.

      Prior to July 20, 2008, holders of outstanding Series A Preferred Stock are entitled to receive cumulative dividends on each share of Series A Preferred Stock each quarter at the annual rate of (i) 5.5% until July 20, 2006, and (ii) 5.0% thereafter, of the Series A Preferred Base Liquidation Amount (as defined below). The "Series A Preferred Base Liquidation Amount" is equal to the purchase price per share of the Series A Preferred Stock ($40.778), subject to certain adjustments. The dividends are payable in cash at the end of each quarter or, at the election of the Company, will cumulate to the extent unpaid. In the event that the Company elects to cumulate such dividends, dividends will also accrue on the amount cumulated at the same rate. Once the election to cumulate a dividend has been made, the Company may no longer pay such dividend in cash, other than in connection with a liquidation, dissolution or winding up of the Company. In addition, holders of the Series A Preferred Stock are entitled to participate in all dividends payable to holders of the Company's common stock. The Company's obligation to pay dividends terminates on July 20, 2008, or earlier if the common stock trades above a specified price level.

      Each share of Series A Preferred Stock is convertible at any time by its holder into a number of shares of Common Stock equal to the sum of (i) the quotient obtained by dividing (a) the Series A Preferred Base Liquidation Amount by (b) the conversion price per share for the Series A Preferred Stock (currently $4.0778, subject to certain adjustments) (the "Conversion Price") plus (ii) the quotient obtained by dividing (x) the amount, if any, by which the Series A Preferred Liquidation Preference Amount (as defined below) that has accrued at any time prior to July 20, 2005 exceeds the Series A Preferred Base Liquidation Amount by (y) the product of the Conversion Price and 0.85. The "Series A Preferred Liquidation Preference Amount" is the sum of the Series A Preferred Base Liquidation Amount and the amount of any and all unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock automatically converts into Common Stock upon the occurrence of certain business combinations, unless the holders elect to exercise their liquidation preference rights.

      In connection with the KPS Transaction, the Company agreed to pay KPS Management LLC, an entity affiliated with KPS, a transaction fee of $2.5 million ($1.25 million of which was paid at closing and the remainder of which was paid on October 31, 2000). The Company also reimbursed KPS for its fees and expenses incurred in connection with the KPS Transaction, which totaled approximately $750,000. In addition, the Company agreed to pay KPS Management LLC an annual management fee of $1.0 million, which may be lowered to $500,000 and then to zero based upon the amount of Series A Preferred Stock held by Blue Truck and its permitted transferees. The Company also paid its financial advisor, Donaldson, Lufkin & Jenrette Securities Corporation, a fee of $1.35 million in cash upon closing of the KPS Transaction.

      On July 20, 2000, in connection with the KPS Transaction, the Company cancelled all of the 1998 Debentures issued to Charterhouse pursuant to the Purchase Agreement entered into between Charterhouse and the Company in November 1998, and in lieu thereof, issued to Charterhouse $84.5 million aggregate principal amount of new Debentures (which aggregate principal amount was equal to the aggregate principal amount of the 1998 Debentures then outstanding plus accrued interest thereon to July 20, 2000). In connection with this transaction, Charterhouse waived its right to require the Company to redeem the 1998 Debentures at 106.5% of the aggregate principal amount of the 1998 Debentures upon consummation of the KPS Transaction and waived certain corporate governance rights that existed under its Investor's Agreement with the Company. In addition, the Company paid Charterhouse a fee of 183,922 shares of Common Stock, and reimbursed Charterhouse for its fees and expenses incurred in connection with the transaction, which totaled approximately $200,000.

      The Debentures are convertible into Common Stock at any time, at Charterhouse's option, at an initial exercise price of $150.00 per share, subject to adjustment as provided in the Amended Charterhouse Purchase Agreement. Under the Amended Charterhouse Purchase Agreement, the Debentures are redeemable at par plus accrued interest under certain circumstances. The Debentures bear interest at a rate of 8% annually, payable in-kind for the first five years following issuance, and thereafter either in kind or in cash, at the Company's discretion. As of December 31, 2000, $87.6 million of Debentures were outstanding. During the year ended December 31, 2000, the Company recorded $7.8 million in interest expense and deferred financing fees related to the Debentures.

      In connection with the KPS Transaction, the Company also paid an aggregate amount equal to approximately $1.15 million to five of its senior executives pursuant to the change of control provisions of each executive's employment agreement with the Company. In addition, on September 30, 2000, the Company paid its former Chief Financial Officer approximately $129,000 (in addition to the $293,000 he received upon closing of the KPS Transaction) pursuant to the change of control provisions of his employment agreement. Subject to their continued employment, the Company is also obligated under such change of control provisions to pay its executives an additional aggregate amount of approximately $430,000 on each of the first and second anniversaries of the closing of the KPS Transaction.

      During 2000, the Company spent approximately $2.1 million for the management of its data center and the development of its financial and information systems. Pursuant to an agreement between the Company and Syntegra
(USA) Inc., dated as of December 15, 2000, the Company expects to pay Syntegra approximately $2.6 million during 2001 to manage its data center and to assist in the development of the Company's financial and information systems. Although it is expected that the Company will need to upgrade and expand its financial and information systems in the future, or to develop or purchase and implement new systems, the Company cannot currently quantify the amount that will need to be spent to do so.

      The Company spent $7.9 million on purchases of vehicles and equipment during the year ended December 31, 2000. These expenditures were primarily for the purchase of, and capitalized repairs on, transport and towing and recovery vehicles. During the year ended December 31, 2000, the Company made expenditures of $1.0 million on towing and recovery vehicles and $6.0 million on transport vehicles. These expenditures were financed primarily with cash flow from operations and debt. During the year ended December 31, 2000, 40 vehicles were delivered (with a total purchase price of $6.6 million) pursuant to the Company's March 2000 commitment to purchase 60 vehicles from a vehicle manufacturer. Approximately $1.6 million of the Company's $1.7 million deposit previously paid to the vehicle manufacturer was applied to the purchase of these vehicles. As of December 31, 2000, 41 of the 60 vehicles subject to the commitment had been delivered (with a total purchase price of $6.8 million) and $1.6 million of the deposit had been applied to such purchases. The Company expects to pay approximately $3.2 million for the purchase of the 19 vehicles remaining under the commitment.

      The Company has experienced a significant decrease in its cash flow from operations and is currently exploring opportunities to improve its cash flow from operations, including, but not limited to, the closure or divestiture of unprofitable divisions, consolidation of operating locations, reduction of operating costs and the marketing of towing and recovery and transport services to new customers in strategic market locations. The Company expects to be able to fund its liquidity needs for at least the next twelve months through cash flow from operations and borrowings of amounts available under its revolving credit facility.

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

Fluctuations in Operating Results

      The Company's future operating results may be adversely affected by (i) the availability of capital to fund the Company's operations, including expenditures for new and replacement equipment, (ii) the Company's success in improving its operating efficiency and profitability and in integrating its acquired businesses, (iii) the loss of significant customers or contracts, (iv) the timing of expenditures for new equipment and the disposition of used equipment, (v) price changes in response to competitive factors, (vi) changes in the general level of demand for towing, recovery and transport services, (vii) event-driven variations in the demand for towing, recovery and transport services, (viii) changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety, (ix) fluctuations in fuel, insurance, labor and other operating costs, and (x) general economic conditions. As a result, operating results for any one quarter should not be relied upon as an indication or guarantee of performance in the future quarters.

Inflation

      Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.

ITEM 7A. Quantitative and Qualitative Discussions about Market Risk.

      The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rates through the use of floating rate debt. The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. The table below provides information about the Company's financial instruments that are sensitive to interest rate changes. The table presents principal cash flows by expected maturity dates. There were no derivative financial instruments at December 31, 2000.

                                                     Expected Maturity Date
                         ------------------------------------------------------------------------------
                                                                                                  Fair
                         2001        2002    2003    2004    2005     Thereafter     Total        Value
                         ----        ----    ----    ----    ----     ----------     -----        -----
Variable rate debt      $32,731       --      --      --      --          --        $32,731      $32,731

      As of December 31, 2000, the effective interest rate under the GE Capital Credit Facility was 11.0%.

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

      The following table sets forth the name, age and position of the Company's current directors and executive officers:

                                                                                                      Director
                  Name                      Age                  Position                               Class
                  ----                      ---                  --------                             --------
      Michael G. Psaros.................    33   Chairman of the Board, Director                           I
      Gerald R. Riordan.................    52   Chief Executive Officer, Secretary and Director           I
      Edward W. Morawski................    52   Vice President and Director                             III
      Todd Q. Smart.....................    36   Director                                                III
      Robert L. Berner..................    39   Director                                                 II
      Michael S. Pfeffer................    37   Director                                                  I
      Stephen P. Presser................    41   Director                                                  I
      Eugene J. Keilin..................    58   Director                                                III
      David P. Shapiro..................    39   Director                                                 II
      Raquel V. Palmer..................    28   Director                                                 II
      Brian J. Riley....................    31   Director                                                III
      Michael A. Wysocki................    47   President, Transport Business Unit                       --
      Harold W. Borhauer................    52   President, Towing and Recovery Business Unit             --

      Michael G. Psaros has been the Chairman of the Board of Directors of the Company since July 20, 2000. Mr. Psaros co-founded KPS in 1998, and is currently a Managing Principal of KPS and Keilin & Co. LLC ("K&Co."), an investment banking firm specializing in providing financial advisory services in connection with mergers, acquisitions and turnaround transactions. Mr. Psaros joined K&Co. in 1991. Mr. Psaros serves on the Boards of Directors of Blue Ridge Paper Products, Inc., a manufacturer of envelope grade paper and board used in liquid packaging ("Blue Ridge"), Blue Heron Paper Company, a manufacturer of newsprint and groundwood paper products ("Blue Heron"), DeVlieg Bullard II, Inc., a machine tool manufacturer ("DeVlieg"), Curtis Papers, Inc. ("Curtis"), a producer of specialty and premium papers and Golden Northwest Aluminum Corp., a producer of primary and extruded aluminum products.

      Gerald R. Riordan has served as the Company's Chief Executive Officer and a director since October 11, 1999 and as the Company's Secretary since November 2, 1999. Between December 1997 and October 1999, Mr. Riordan was a consultant/entrepreneur engaged in private investment opportunities. From October 1996 to December 1997, Mr. Riordan was President and Chief Operating Officer of Ryder TRS, Inc. (not owned by Ryder System, Inc.). From 1993 to 1996, Mr. Riordan served as President of Ryder Consumer Truck Rental, and obtained the additional responsibility of President of Ryder Student Transportation Services in 1995, holding both positions until October 1996.

      Edward W. Morawski has served as a Vice President and director of the Company since May 1998. In 1977, Mr. Morawski founded Northland Auto Transporters, Inc. and Northland Fleet Leasing, Inc. one of the businesses acquired by the Company in connection with its initial public offering, and served as the President of Northland from inception until its acquisition by the Company in May 1998.

      Todd Q. Smart has been a director of the Company since May 1998. Mr. Smart also provided the Company with acquisition-related consulting services from May 1998 through September 1999. In 1987, Mr. Smart founded Absolute Towing and Transporting, Inc. ("Absolute"), one of the businesses acquired by the Company in connection with its initial public offering and served as the President of Absolute from inception until its acquisition by the Company in May 1998. Since June 1998, Mr. Smart has also operated an official police garage in Los Angeles, California.

      Robert L. Berner, III has served as a director since December 1998. Mr. Berner is a Managing Director of Charterhouse Group International, Inc. and a member of its Investment Committee. Mr. Berner joined Charterhouse Group International, Inc. in January 1997. From 1986 through December 1996, Mr. Berner was a Principal in the Mergers and Acquisitions Department at Morgan Stanley & Co., Incorporated.

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

      Stephen P. Presser has served as a director since July 20, 2000. Mr. Presser joined KPS and K&Co. in 1998 and is currently a Principal of KPS and K&Co. Mr. Presser is a member of the boards of directors of Blue Ridge, Blue Heron and DeVlieg. From 1985-1997, Mr. Presser was an attorney in the law firm of Cohen, Weiss and Simon of New York, New York.

      Eugene J. Keilin has served as a director since July 20, 2000. Mr. Keilin founded K&Co. in 1990, and co-founded KPS in 1998. He is currently a Managing Principal of KPS and K&Co. Mr. Keilin is Chairman of the Board of Directors of Blue Ridge and serves on the boards of directors of Blue Heron, DeVlieg and Curtis. Prior to founding K&Co., Mr. Keilin was a General Partner of Lazard Freres & Co.

      David P. Shapiro has served as a director since July 20, 2000. Mr. Shapiro co-founded KPS and is currently a Managing Principal of KPS and K&Co. Mr. Shapiro joined K&Co. in 1991. Mr. Shapiro is Chairman of the Board of Directors of Blue Heron and serves on the boards of directors of Blue Ridge, DeVlieg and Curtis. Prior to joining K&Co., Mr. Shapiro was an investment banker at Drexel Burnham Lambert Incorporated and Dean Witter Reynolds, Inc.

      Raquel V. Palmer has served as a director since July 20, 2000. Ms. Palmer is a Vice President of KPS and K&Co. Ms. Palmer joined K&Co. in 1994 and has been with KPS since the fund's inception. Ms. Palmer serves on the boards of directors of Blue Heron, Blue Ridge and DeVlieg. Prior to joining K&Co., Ms. Palmer was an investment banker with Kidder Peabody & Co.

      Brian J. Riley has served as a director since July 20, 2000. Mr. Riley is a Vice President of KPS and K&Co. Mr. Riley joined K&Co. in 1994 and has been with KPS since the fund's inception. Mr. Riley serves on the boards of directors of Blue Ridge, Blue Heron and DeVlieg. Prior to joining K&Co., Mr. Riley was an investment banker in the Mergers and Acquisitions Department of Smith Barney, Harris & Upham.

      Michael A. Wysocki has been President of the Company's Transport Business Unit since January 2000. Mr. Wysocki founded MPG Transco, Ltd., a Livonia, Michigan based auto transport company ("MPG") in 1973, and served as its President and Chief Executive Officer from inception until MPG was acquired by the Company in January 1999. From January 1999 until January 2000, Mr. Wysocki served as general manager of the Company's MPG division.

      Harold W. Borhauer has been President of the Company's Towing and Recovery Business Unit since January 2000. In 1983, Mr. Borhauer founded Arizona's Towing Professionals, Inc., which does business as Shamrock Towing ("Shamrock"), a Phoenix, Arizona based towing and recovery company that was acquired by the Company in March 1999. Mr. Borhauer served as Shamrock's Chief Executive Officer from 1983 until its acquisition by the Company. From March 1999 until January 2000, Mr. Borhauer served as general manager of the Company's Shamrock division.

      Pursuant to the terms of Certificate of Designations for the Series A Preferred Stock and the KPS Investors' Agreement, the Majority Holders are currently entitled to designate and elect six of the eleven members of the Company's Board of Directors. An independent committee of the Board, consisting of one of the directors designated or elected to the Board by the Majority Holders and all of the members of the Board who were not designated or elected to the Board by the Majority Holders (the "Independent Committee") is entitled to nominate the remaining five members of the Board, provided that, as long as Charterhouse is entitled to nominate member(s) of the Board of Directors pursuant to the Amended and Restated Investors' Agreement between Charterhouse and the Company (the "Charterhouse Investors' Agreement"), the Charterhouse nominee(s) must be included among the nominees of the Independent Committee. Under the Charterhouse Investors' Agreement, Charterhouse currently has the right to nominate two persons for election to the Company's Board of Directors. Currently, the Majority Holders' designees on the Board are Michael G. Psaros, Stephen P. Presser, Eugene J. Keilin, David P. Shapiro, Raquel V. Palmer, and Brian J. Riley, and the Charterhouse nominees on the Board are Robert L. Berner, III and Michael S. Pfeffer.

Compliance with Section 16(a) of the Securities Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and stockholders beneficially holding greater than ten percent of the common stock are also required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file with the SEC.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with.

ITEM 11. Executive Compensation

                           Summary Compensation Table

      The following table presents summary information concerning the compensation of the Company's Chief Executive Officer ("CEO") and its three other most highly compensated executive officers (together, the "Named Executive Officers") for services rendered to the Company and its subsidiaries during 1998, 1999 and 2000. Other than the Named Executive Officers, no executive officer of the Company received salary and bonus payments exceeding $100,000 in the aggregate during fiscal year 2000. All share amounts have been adjusted to give effect to the Reverse Stock Split.

                                                                                          Securities
                                                                                           Underlying        All Other
Name & Principal Position                           Year       Salary         Bonus         Options         Compensation
- -------------------------                           ----       ------         -----       ----------        ------------
Gerald R. Riordan(1) .........................      2000      $319,551      $     --         87,500(2)       $600,000(3)
(Chief Executive Officer)                           1999        61,539       100,000(4)      75,000(5)             --

Donald J. Marr (6) ...........................      2000       155,141        15,000             --           421,303(7)
(Former Chief Financial Officer)                    1999        74,827        66,042          5,000                --
                                                    1998        75,000        50,000         12,500                --

Michael A. Wysocki (8) .......................      2000       167,290            --         36,250(9)         75,000(3)
(President, Transport Business Unit)                1999       110,000            --             --                --

Harold W. Borhauer II (10) ...................      2000       134,956            --         34,000(11)        62,500(3)
(President, Towing and Recovery Business Unit)      1999        52,343           780             --                --

- ----------
(1)   Mr. Riordan's employment with the Company began as of October 11, 1999.
(2) Includes options to purchase 37,500 shares granted in replacement of the 37,500 cancelled options described in footnote (5) below.
(3) Consists entirely of a payment in lieu of the change in control payment due this executive officer under his former employment agreement.
(4) Consists of $50,000 in cash and 3,077 shares of Common Stock with a market value of $50,000 as of January 1, 2000.
(5) Includes options to purchase 37,500 shares that were cancelled as of July 20, 2000.
(6) Mr. Marr terminated his employment agreement with the Company as of September 30, 2000.
(7) Consists of a change in control payment pursuant to Mr. Marr's employment agreement.
(8)   Mr. Wysocki's employment with the Company began as of January 11, 1999.
(9) Includes options to purchase 3,750 shares that were cancelled as of July 20, 2000 and options to purchase 3,750 shares granted on July 20, 2000 in replacement of such cancelled options.
(10)  Mr. Borhauer's employment with the Company began as of March 5, 1999.
(11) Includes options to purchase 3,000 shares that were cancelled as of July 20, 2000 and options to purchase 3,000 shares granted as of July 20, 2000 in replacement of such cancelled options.

                              Option Grants in 2000

      The following table sets forth information concerning stock option grants to Mr. Riordan, Mr. Wysocki and Mr. Borhauer during 2000. No stock options were granted to Mr. Marr during 2000. All share amounts and per share exercise prices have been adjusted to give effect to the Reverse Stock Split.

                                                                                                      Value at Assumed Annual
                                                                                                       Rates of Stock Price
                                      Number of    Percentage of                                        Appreciation for Option
                                        Shares     Total Options
                                      Underlying     Granted to                                                 Term(1)
                                       Options      Employees in    Exercise Price   Expiration                 -------
Name                                  Granted       Fiscal Year      (per share)        Date               5%            10%
- ----                                  ---------     -----------      ----------         ----            -----------------------
Name
Gerald R. Riordan................     37,500 (2)        14.49          $ 3.00         7/20/2010         $  70,751     $ 179,296
                                      16,666 (3)         6.44            6.12         7/20/2010           (20,554)       27,686
                                      16,667 (4)         6.44           10.20         7/20/2010           (88,557)      (40,314)
                                      16,667 (5)         6.44           14.28         7/20/2010          (156,558)     (108,315)

Michael Wysocki..................      3,750 (6)         1.45           20.00         1/17/2010            47,167       119,531
                                       3,750 (7)         1.45           20.00            --                    --            --
                                       3,750 (8)         1.45            3.00         7/20/2010             7,075        17,923
                                       8,333 (3)         3.22            6.12         7/20/2010           (10,277)       13,843
                                       8,333 (4)         3.22           10.20         7/20/2010           (44,276)      (20,156)
                                       8,334 (5)         3.22           14.28         7/20/2010           (78,284)      (54,161)

Harold Borhauer II...............      3,000 (9)         1.16           23.75         1/21/2010            44,809       113,554
                                       3,000 (10)        1.16           23.75            --                    --            --
                                       3,000 (11)        1.16            3.00         7/20/2010             5,660        14,344
                                       8,333 (3)         3.22            6.12         7/20/2010           (10,277)       13,843
                                       8,333 (4)         3.22           10.20         7/20/2010           (44,276)     (20, 156)
                                       8,334 (5)         3.22           14.28         7/20/2010           (78,284)      (54,161)

- ----------
(1) Represents the potential realizable value of each grant of options assuming that the market price of the underlying securities appreciates in value from the date of grant to the end of the option term at the rates of 5% and 10% compounded annually.
(2) All of these options were issued at fair market value on July 20, 2000 pursuant to the Company's 1998 Stock Option Plan (the "1998 Plan") and vest over a period of three years at a rate of 33-1/3% per year beginning on July 20, 2001.
(3) These options were issued pursuant to the Company's 1998 Stock Option Plan and vest on July 20, 2001. The exercise price of these options is equal to
      1.5 times the Conversion Price of the Series A Preferred Stock on July 20, 2000.
(4) These options were issued pursuant to the Company's 1998 Stock Option Plan and vest on July 20, 2002. The exercise price of these options is equal to
      2.5 times the Conversion Price of the Series A Preferred Stock on July 20, 2000.
(5) These options were issued pursuant to the Company's 1998 Stock Option Plan and vest on July 20, 2003. The exercise price of these options is equal to
      3.5 times the Conversion Price of the Series A Preferred Stock on July 20, 2000.
(6) These options were issued at fair market value on January 17, 2000 pursuant to the Company's 1998 Stock Option Plan. On July 20, 2000, all of these options became fully vested pursuant to the terms of Mr. Wysocki's employment agreement.
(7) These options were issued at fair market value on January 17, 2000 pursuant to the Company's 1998 Stock Option Plan. All of these options were cancelled on July 20, 2000 pursuant to the terms of Mr. Wysocki's employment agreement.

(8) These options were issued at fair market value on July 20, 2000 pursuant to the Company's 1998 Stock Option Plan and vest over a period of three years at a rate of 33-1/3% per year beginning on July 20, 2000. These options were issued in replacement of the 3,750 cancelled options described in footnote (7) above.
(9) These options were issued at fair market value on January 21, 2000 pursuant to the Company's 1998 Stock Option Plan. On July 20, 2000, all of these options became fully vested pursuant to the terms of Mr. Borhauer's employment agreement.
(10) These options were issued at fair market value on January 21, 2000 pursuant to the Company's 1998 Stock Option Plan. All of these options were cancelled on July 20, 2000 pursuant to the terms of Mr. Borhauer's employment agreement.
(11) These options were issued at fair market value on July 20, 2000 pursuant to the Company's 1998 Stock Option Plan and vest over a period of three years at a rate of 33-1/3% per year beginning on July 20, 2001. These options were issued in replacement of the 3,000 cancelled options described in footnote (10) above.

                          Fiscal Year-End Option Values

      The following table sets forth information concerning the number of shares of the Company's common stock underlying exercisable and unexercisable options held by the Named Executive Officers as of December 31, 2000. As of such date, the exercise price for each of these options exceeded the fair market value of such options based on the last reported sale price of the common stock on December 29, 2000 ($0.50 per share) and, therefore, the options had no value. No options were exercised by any of the Named Executive Officers during 2000. All share amounts have been adjusted to give effect to the Reverse Stock Split.

                                                                    Shares
                                             Shares Underlying    Underlying
                                                Exercisable      Unexercisable
                                                  Options           Options
      Name                                   -----------------   -------------
      ----
      Gerald R. Riordan.......................     37,500           87,500
      Michael Wysocki.........................      3,750           28,750
      Harold Borhauer II......................      3,000           28,000
      Donald J. Marr..........................     12,500             0

                              Employment Agreements

      The Company had an employment agreement with Mr. Riordan, effective as of October 11, 1999, that provided Mr. Riordan with an annual base salary of $300,000. The agreement also provided that, upon a "change of control" of the Company (as defined in the agreement), Mr. Riordan was entitled to receive a change of control payment in the amount of $1.2 million plus accelerated vesting of all stock options then held by him. On July 20, 2000, in connection with the KPS Transaction, the Company and Mr. Riordan entered into a new employment agreement which replaced his former employment agreement. The new employment agreement has a term of three years, and provides for automatic one year extensions unless either party gives the other six months prior notice of an intention to terminate the agreement. Under the new agreement, Mr. Riordan is entitled to receive an annual base salary of $350,000, subject to increase at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"). In lieu of the change of control payment provided for under his former employment agreement, Mr. Riordan received a cash payment of $600,000 at the closing of the KPS Transaction and, as long as he remains employed by the Company, Mr. Riordan will be entitled to receive a stay bonus of $300,000 on each of July 20, 2001 and July 20, 2002. In the event of the termination of Mr. Riordan's new employment agreement prior to the expiration of the term thereof for any reason other than (i) a termination for "cause" by the Company (as defined in the new agreement), or (ii) a termination by Mr. Riordan other than for "good reason" (as defined in the new agreement), any unpaid portion of the stay bonus as of the date of such termination, plus interest at an annual rate of 8% computed from July 20, 2000, will be immediately due and payable to Mr. Riordan. Under the terms of the new employment agreement, Mr. Riordan is also entitled to an annual bonus, which bonus may not exceed 140% of his base salary, upon the Company's achievement of certain target earnings established by the Compensation Committee.

      In lieu of the full acceleration of options provided for under Mr. Riordan's former employment agreement, upon the closing of the KPS Transaction and pursuant to the new employment agreement, (i) unvested stock options to purchase 37,500 shares of common stock held by Mr. Riordan became vested and fully exercisable on July 20, 2000, and options to purchase an additional 37,500 shares held by Mr. Riordan expired, (ii) Mr. Riordan was granted an option to purchase 37,500 shares of common stock at the fair market value of the common stock on July 20, 2000, which option vests in equal installments on each of the first, second and third anniversaries of July 20, 2000, provided that such option will vest and become fully exercisable upon Mr. Riordan's death or disability or a termination of Mr. Riordan's employment (a) by the Company other than for "cause," or (b) by Mr. Riordan for "good reason." In addition, under the new employment agreement, Mr. Riordan received (i) an option to purchase 16,666 shares of common stock at an exercise price of $6.12 per share (equal to 1.5 times the Conversion Price of the Series A Preferred Stock on July 20, 2000, which option will vest in full on July 20, 2001, (ii) an option to purchase 16,667 shares of common stock at an exercise price of $10.20 per share (equal to 2.5 times the Conversion Price), which option will vest in full on July 20, 2002 and (iii) an option to purchase 16,667 shares of common stock at an exercise price of $14.28 per share (equal to 3.5 times the Conversion Price), which option will vest in full on July 20, 2003.

      The Company entered into an employment agreement with Mr. Wysocki in January 2000, pursuant to which Mr. Wysocki served as President of the Transport Business Unit at an annual salary of $150,000. In connection with this employment agreement, the Company granted Mr. Wysocki an option to purchase 7,500 shares of common stock at an exercise price equal to fair market value of the common stock on the date of grant. The agreement also provided that upon a "change of control" of the Company (as defined in the agreement), Mr. Wysocki was entitled to receive a change of control payment in the amount of $150,000, plus accelerated vesting of all stock options then held by him. On July 20, 2000, in connection with the KPS Transaction, Mr. Wysocki entered into a new employment agreement with the Company that replaced his former employment agreement. The new employment agreement has a term of three years. Under the new agreement, Mr. Wysocki is entitled to receive an annual base salary of $200,000, subject to increase at the Compensation Committee's discretion. In lieu of the change of control payment provided for under his former employment agreement, Mr. Wysocki received a cash payment of $75,000 at the closing of the KPS Transaction and, as long as he remains employed by the Company, Mr. Wysocki will be entitled to a stay bonus of $37,500 on each of July 20, 2001 and July 20, 2002. In the event of the termination of Mr. Wysocki's employment agreement prior to the expiration of the term thereof for any reason other than (i) a termination for "cause" by the Company (as defined in the new agreement), or
(ii) a termination by Mr. Wysocki other than for "good reason" (as defined in the new agreement), any unpaid portion of the stay bonus as of the date of such termination, plus interest at an annual rate of 8% computed from July 20, 2000 will be immediately due and payable to Mr. Wysocki. Under the terms of the new employment agreement, Mr. Wysocki is also entitled to an annual bonus, which bonus may not exceed 100% of his base salary, upon the Company's achievement of certain target earnings established by the Compensation Committee.

      In lieu of full acceleration of the options provided for under Mr. Wysocki's old employment agreement, upon the closing of the KPS Transaction and pursuant to the new agreement (i) unvested stock options to purchase 3,750 shares of common stock became vested and fully exercisable on July 20, 2000, and options to purchase an additional 3,750 shares expired, and (ii) Mr. Wysocki was granted an option to purchase 3,750 shares of common stock at the fair market value of the common stock on July 20, 2000, which option vests in equal installments on each of the first, second and third anniversaries of July 20, 2000, provided that such option will vest and become fully exercisable upon Mr. Wysocki's death or disability or a termination of Mr. Wysocki's employment (a) by the Company other than for "cause," or (b) by Mr. Wysocki for "good reason." In addition, under the new agreement, Mr. Wysocki received (i) an option to purchase 8,333 shares of common stock at an exercise price of $6.12 per share (equal to 1.5 times the Conversion Price), which option will vest in full on July 20, 2001, (ii) an option to purchase 8,333 shares of common stock at an exercise price of $10.20 per share (equal to 2.5 times the Conversion Price), which option will vest in full on July 20, 2002 and (iii) an option to purchase 8,334 shares of common stock at an exercise price of $14.28 per share (equal to 3.5 times the Conversion Price), which option will vest in full on July 20, 2003.

      The Company entered into an employment agreement with Mr. Borhauer in January 2000, pursuant to which Mr. Borhauer served as President of the Company's Towing and Recovery Business Unit at an annual salary of

$125,000. In connection with this employment agreement, the Company granted Mr. Borhauer an option to purchase 6,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The agreement also provided that upon a "change of control" of the Company (as defined in the agreement), Mr. Borhauer was entitled to receive a change of control payment in the amount of $125,000, plus accelerated vesting of all stock options then held by him. On July 20, 2000, in connection with the KPS Transaction, Mr. Borhauer entered into a new employment agreement that replaced his former agreement. The new employment agreement has a term of two years. Under the new agreement, Mr. Borhauer is entitled to receive an annual base salary of $160,000, subject to increase at the Compensation Committee's discretion. In lieu of the change of control payment provided for under his former agreement, Mr. Borhauer received a cash payment of $62,500 at the closing of the KPS Transaction and, as long as he remains employed by the Company, Mr. Borhauer will be entitled to a stay bonus of $31,250 on each of July 20, 2001 and July 20, 2002. In the event of the termination of Mr. Borhauer's employment agreement prior to the expiration of the term thereof for any reason other than
(i) a termination for "cause" by the Company (as defined in the new agreement), or (ii) a termination by Mr. Borhauer other than for "good reason" (as defined in the new agreement), any unpaid portion of the stay bonus as of the date of such termination, plus interest at an annual rate of 8% computed from July 20, 2000 will be immediately payable to Mr. Borhauer. Under the terms of the new employment agreement, Mr. Borhauer is also entitled to an annual bonus, which bonus may not exceed 100% of his base salary, upon the Company's achievement of certain target earnings established by the Compensation Committee.

      In lieu of full acceleration of the options provided for under Mr. Borhauer's former employment agreement, upon the closing of the KPS Transaction and pursuant to the new employment agreement, (i) unvested stock options to purchase 3,000 shares of the Company's common stock became vested and fully exercisable on July 20, 2000, and options to purchase an additional 3,000 shares expired, and (ii) Mr. Borhauer was granted an option to purchase 3,000 shares of common stock at the fair market value of the common stock on July 20, 2000, which option vests in equal installments on each of the first, second and third anniversaries of July 20, 2000, provided that such option will vest and become fully exercisable upon Mr. Borhauer's death or disability or a termination of Mr. Borhauer's employment (a) by the Company other than for "cause," or (b) by Mr. Borhauer for "good reason." In addition, under the new agreement, Mr. Borhauer received (i) an option to purchase 8,333 shares of common stock at an exercise price of $6.12 per share (equal to 1.5 times the Conversion Price), which option will vest in full on July 20, 2001, (ii) an option to purchase 8,333 shares of common stock at an exercise price of $10.20 per share (equal to 2.5 times the Conversion Price), which option will vest in full on July 20, 2002 and (iii) an option to purchase 8,334 shares of common stock at an exercise price of $14.28 per share (equal to 3.5 times the Conversion Price), which option will vest in full on July 20, 2003.

      The new employment agreements between the Company and Messrs. Riordan, Wysocki and Borhauer each provide that upon a "change of control" of the Company (as defined in the new employment agreement), the executive has the option, exercisable for one year following such change of control, to terminate the agreement and to continue to receive his base salary and to participate in all employee benefit plans, to the extent permitted by such plans, through the later of (a) the end of the term of the agreement (without regard to the termination thereof) and (b) one year from the date of such termination. In addition, if the executive terminates the new agreement as described in the foregoing sentence, all of his stock options that are unvested upon the change of control giving rise to such termination will vest as of the date of such change of control. If the Company terminates the new agreement without "cause", the executive is entitled to continue to receive his base salary and to participate in all employee benefit plans, to the extent permitted by such plans, through the later of (a) the end of the term of the new agreement (without regard to the termination thereof) and (b) one year from the date of such termination. The new agreement contains covenants that prohibit the executive from competing with the Company and from soliciting its employees during the employment term and until the later of (a) the last day of the term of the agreement (without regard to any termination thereof) and (b) one year from the date of termination. The new employment agreements also provide for customary perquisites and benefits.

      The Company had an employment agreement with Mr. Marr, which was terminated as of September 30, 2000. The agreement provided Mr. Marr with a base salary of $180,000 and an annual bonus at the discretion of the Compensation Committee. In connection with the termination of Mr. Marr's agreement pursuant to the "change of control" provisions thereof, the Company paid Mr. Marr a lump sum payment equal to approximately $421,300. In addition, pursuant to the "change of control" provisions of Mr. Marr's Agreement, all of his options that were unvested as of the consummation of the KPS Transaction became immediately vested and exercisable. The agreement prohibits Mr. Marr from competing with the Company for a period of one year following its termination.

                     COMPENSATION OF THE BOARD OF DIRECTORS

      As compensation for service as a director of the Company, each director who is not an officer or employee of the Company is entitled to receive $2,500 in cash for each Board of Directors meeting attended by such director in person and $750 in cash for each Board of Directors meeting lasting more than 30 minutes attended by such director by telephone. Each director who is not an officer or employee of the Company and who serves on a committee of the Board of Directors is also entitled to receive $500 in cash (the "Committee Fee") for each committee meeting attended by such director; provided, however, that no Committee Fee shall be payable to any director unless and until the closing price of the Common Stock exceeds $50.00 per share for five consecutive trading days following the date of the meeting to which the Committee Fee relates. All directors are reimbursed for their out-of-pocket expenses incurred in connection with attending meetings of the Board and committees thereof.

      In addition, each director who is neither an officer nor an employee of the Company nor affiliated with KPS or Charterhouse is entitled to receive (i) upon joining the Board and at each annual meeting of the Board thereafter, a grant of options to purchase 2,000 shares of the Company's common stock with an exercise price equal to the fair market value of the Common Stock on the date of grant, and (ii) upon accepting the position of chairman of a committee of the Board, a grant of options to purchase 250 shares of common stock with an exercise price equal to the fair market value of the common stock on the date of grant.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Prior to consummation of the KPS Transaction, the members of the Compensation Committee were Grace M. Hawkins, Richard A. Molyneux and Mark J. Henninger. None of such individuals was an officer or employee of the Company or any of its subsidiaries during 2000. Neither Mr. Molyneux nor Ms. Hawkins was an officer of the Company or any of its subsidiaries at any time prior to 2000. Mr. Henninger was an officer of one of the Company's subsidiaries prior to its acquisition by the Company in 1998. Between the date of consummation of the KPS Transaction and December 31, 2000, no current or former officer or employee of the Company or any of its subsidiaries participated in deliberations of the Board of Directors concerning executive officer compensation. During 2000, none of the Named Executive Officers served as a director or member of the Compensation Committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the beneficial ownership of the Company's common stock as of March 14, 2001 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table, and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each such person (alone or with family members) has sole voting and dispositive power with respect to the shares listed opposite such person's name. Except as otherwise indicated, the address of each such person is c/o United Road Services, Inc., 17 Computer Drive West, Albany, New York 12205.

                                                                          Number of
                                                                         Beneficially-      Percent
                                                                            Owned             of
Name                                                                        Shares          Class(1)
- ----                                                                     -------------      --------
Michael G. Psaros(2) ...............................................             --             --
Gerald R. Riordan ..................................................         40,577(3)         1.9
Edward W. Morawski .................................................         69,227            3.3
Todd Q. Smart ......................................................         34,511(4)         1.7
Robert L. Berner(5) ................................................             --             --
Michael S. Pfeffer(5) ..............................................             --             --
Stephen P. Presser(2) ..............................................             --             --
Eugene J. Keilin(2) ................................................             --             --
David P. Shapiro(2) ................................................             --             --
Raquel V. Palmer(2) ................................................             --             --
Brian J. Riley(2) ..................................................             --             --
Donald J. Marr(6) ..................................................         12,500(7)           *
Michael A. Wysocki .................................................         90,426(8)         4.3
Harold W. Borhauer .................................................         17,194(9)           *
John David Floyd(10) ...............................................        128,554(11)        6.1
Charter URS LLC ....................................................        777,830(12)       30.0
Blue Truck Acquisition, LLC ........................................      6,396,191(13)       75.4
CFE, Inc. ..........................................................        511,697(14)       19.7
All current directors and executive officers as a group (13 persons)        251,935(15)       11.8

- ----------
*     Less than one percent.

(1) The applicable percentage of ownership is based on 2,091,652 shares of common stock outstanding as of March 14, 2001.
(2) The address of this director is c/o KPS Special Situations Fund, L.P., 200 Park Avenue, 58th Floor, New York, NY 10166.
(3) Includes 37,500 shares issuable pursuant to options exercisable within 60 days.
(4) Includes 4,250 shares issuable pursuant to options exercisable within 60 days.
(5) The address of this director is c/o Charterhouse Group International, Inc., 535 Madison Avenue, New York, NY 10022.
(6)   The address of this stockholder is 5B Saratoga Court, Albany, NY 12110.
(7) Consists entirely of shares issuable pursuant to options exercisable within 60 days.
(8) Includes 3,750 shares issuable pursuant to options exercisable within 60 days and 14,841 shares held by Translesco, Inc., of which Mr. Wysocki is the majority owner.
(9) Includes 3,000 shares issuable pursuant to options exercisable within 60 days.
(10)  The address of this stockholder is 219 Granite Court, Boulder City, NV
      89005.
(11)  Includes 633 shares issuable pursuant to options exercisable with 60 days.
(12) Includes 593,908 shares issuable upon conversion of the Debentures. According to a Schedule 13D, dated as of December 7, 1998 and amended as of March 16, 1999, Charterhouse Equity Partners III, L.P., a Delaware limited partnership ("CEP III"), is the principal member of Charterhouse. The general partner of CEP III is

      CHUSA Equity Investors III, L.P., whose general partner is Charterhouse Equity III, Inc., a wholly-owned subsidiary of Charterhouse Group International, Inc., a Delaware corporation ("Charterhouse International"). Each of Charterhouse and CEP III has shared voting and dispositive power over the shares held of record by Charterhouse and may be deemed to beneficially own these shares. Mr. Berner serves as Managing Director of Charterhouse International. Mr. Pfeffer serves as Senior Vice President of Charterhouse International. Messrs. Berner and Pfeffer disclaim beneficial ownership with respect to the shares held of record by Charterhouse. The address of Charterhouse is c/o Charterhouse Group International, Inc., 535 Madison Avenue, New York, New York 10022.
(13) Consists entirely of shares issuable upon conversion of the Company's Series A Preferred Stock (including dividends accumulated thereon as of March 20, 2001) held by Blue Truck. According to a Schedule 13D dated as of July 28, 2000, KPS is the controlling member of Blue Truck. The general partner of KPS is KPS Investors, LLC, a Delaware limited liability company ("KPS Investors"). KPS has shared voting and dispositive power over the shares held of record by Blue Truck and may be deemed to beneficially own those shares. Mr. Psaros is the President of Blue Truck, a Principal of KPS and a member and manager of KPS Investors. Mr. Keilin is a Vice President of Blue Truck, a Principal of KPS and a member and manager of KPS Investors. Mr. Shapiro is the Treasurer of Blue Truck, a Principal of KPS and a member and manager of KPS Investors. Each of KPS Investors and Messrs. Psaros, Keilin and Shapiro disclaim beneficial ownership with respect to the shares held of record by Blue Truck. The address of Blue Truck is c/o KPS Special Situations Fund, L.P., 200 Park Avenue, 58th Floor, New York, NY 10166.
(14) Consists entirely of shares issuable upon conversion of the Company's Series A Preferred Stock (including dividends accumulated thereon as of March 20, 2001) held by CFE, Inc., a Delaware corporation ("CFE"). According to a Schedule 13D dated as of July 28, 2000, CFE is a wholly-owned subsidiary of GE Capital, which is a wholly-owned subsidiary of General Electric Capital Services, Inc., a Delaware corporation ("GECS"), which, in turn, is a wholly owned subsidiary of General Electric Company, a New York corporation ("GE"). Each of GE Capital, GECS and GE disclaims beneficial ownership of the shares held by CFE. The address of CFE is 201 High Ridge Road, Stamford, CT 06927.
(15) Includes 48,500 shares issuable pursuant to options exercisable within 60 days.

ITEM 13. Certain Relationships and Related Transactions

      In connection with the Company's acquisition of Northland, the Company entered into an employment agreement with Mr. Morawski pursuant to which he serves as one of the Company's vice presidents. The agreement has a term of three years expiring on May 5, 2001, and provides for an annual base salary of $150,000. Mr. Morawski's employment agreement contains a covenant not to compete for one year after termination of the agreement.

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

      Mr. Wysocki is the majority owner of Translesco, Inc., a corporation from which the Company leases employees to provide services to the Company's MPG division. During the year ended December 31, 2000, the Company paid Translesco approximately $11.2 million in connection with the lease of such employees.

      During the year ended December 31, 2000, the Company was a party to three lease agreements with Mr. Borhauer and his wife, Lynda Borhauer, pursuant to which the Company leases property used to conduct the Shamrock business. One of these lease agreements was terminated in October 2000. During 2000, Mr. and Mrs. Borhauer received aggregate lease payments of $183,186 under these leases.

      As of December 31, 2000, the Company had issued approximately $87.6 million aggregate principal amount of its Debentures to Charterhouse pursuant to the Amended Charterhouse Purchase Agreement. The Debentures bear interest at a rate of 8% annually, payable in kind in the form of additional Debentures for the first five years following the closing of the KPS Transaction, and thereafter in kind or in cash, at the Company's option. In connection with the closing of the transactions under the Amended Charterhouse Purchase Agreement, the Company paid Charterhouse a fee of 183,992 shares of the Company's common stock, and reimbursed Charterhouse for its fees and expenses incurred in connection with the transactions, which totaled approximately $200,000. Charterhouse Equity Partners III, L.P., a Delaware limited partnership ("CEP III"), is the principal member of Charterhouse. The general partner of CEP III is CHUSA Equity Investors III, L.P., whose general partner is Charterhouse Equity III, Inc., a wholly-owned subsidiary of Charterhouse International. Mr. Berner serves as Managing Director of Charterhouse International. Mr. Pfeffer serves as Senior Vice President of Charterhouse International.

      In connection with the KPS Transaction, the Company agreed to pay KPS Management a transaction fee in the amount of $2.5 million, $1.25 million of which was paid at closing of the KPS Transaction and the remainder of which was paid in October 2000. The Company also reimbursed KPS for its fees and expenses incurred in connection with the KPS Transaction, which totaled approximately $750,000. In addition, in accordance with the terms of the stock purchase agreement relating to the KPS Transaction, the Company is required to pay KPS Management an annual management fee of (a) $1 million, payable quarterly, for so long as holders of the Series A Preferred Stock have the right under the KPS Investors' Agreement or the Certificate of Designations to elect a majority of the Company's directors, or (b) $500,000, payable quarterly, for so long as holders of the Series A Preferred Stock have the right under the KPS Investors' Agreement or the Certificate of Designations to elect at least three of the Company's directors. Messrs. Shapiro, Keilin and Psaros beneficially own, in the aggregate, approximately 90% of KPS Management indirectly through other KPS affiliated entities.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

            Independent Auditors' Report

            Consolidated Balance Sheets as of December 31, 2000 and 1999

            Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

            Notes to Consolidated Financial Statements

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

2.5 Agreement and Plan of Reorganization dated as of February 23, 1998, by and among the Company, Caron Auto Works, Inc. and the Stockholders named therein (incorporated by reference to the same- numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

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

3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

3.3 Amended and Restated Bylaws of the Company (incorporated by reference to the Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).

3.4 Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

4.1   Specimen Common Stock Certificate (incorporated by reference to Exhibit
      4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-46925)).

4.2 Form of 8% Convertible Subordinated Debenture due 2008 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

4.3 Certificate of Powers, Designations, Preferences and Rights of the Company's Series A Participating onvertible Preferred Stock (incorporated by reference to Exhibit 3 to the Schedule 13-D of Blue Truck Acquisition, LLC and KPS Special Situations Fund, L.P. filed with the SEC on July 28,
      2000).

4.4 Certificate of Correction of Certificate of Powers, Designations, Preferences and Rights of the Company's Series A Participating Convertible Preferred Stock (incorporated by reference to Exhibit 4 to Che Schedule 13D of Blue Truck Acquisition, LLC and KPS Special Situations Fund, L.P. filed with the SEC tn July 28, 2000).

4.5 Form of Stock Certificate for the Company's Series A Participating Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.1 United Road Services, Inc. 1998 Stock Option Plan (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).*

10.2 Employment Agreement between the Company and Edward W. Morawski (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).*

10.3 Form of Indemnification Agreement between the Company and each of the Company's executive officers and directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).*

10.4 Lease between the Company and Edward W. Morawski (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company's Registration Statement on Form S-1(Registration No. 333-46925)).

10.5 Stock Purchase Warrant, dated as of June 16, 1998, issued by the Company to Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-65563)).

10.6 Employment Termination Agreement and Release Agreement, dated as of June 21, 1999, by and between the Company and Edward T. Sheehan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).*

10.7 Executive Employment Agreement, dated as of October 11, 1999, by and between the Company and Gerald R. Riordan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).*

10.8 Amended and Restated Executive Employment Agreement, dated as of September 8, 1999, by and among the Company and Donald J. Marr (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).*

10.9 Executive Employment Agreement, dated as of January 17, 2000, between the Company and Michael A. Wysocki (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).*

10.10 Executive Employment Agreement, dated as of January 21, 2000, between the Company and Harold W. Borhauer (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).*

10.11 Amendment, effective as of March 9, 2000, to Executive Employment Agreement, dated as of October 11, 1999, by and between the Company and Gerald R. Riordan (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31,
      1999).*

10.12 Amendment, effective as of March 9, 2000, to Executive Employment Agreement, dated as of January 17, 2000, by and between the Company and Michael A. Wysocki (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31,
      1999).*

10.13 Amendment, effective as of March 9, 2000, to Executive Employment Agreement, dated as of January 21, 2000, by and between the Company and Harold W. Borhauer (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31,
      1999).*

10.14 Stock Purchase Agreement, dated as of April 14, 2000, between the Company and Blue Truck Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 14, 2000 and filed with the SEC on April 18, 2000).

10.15 Amendment No. 1, dated as of May 26, 2000, to Stock Purchase Agreement, dated as of April 14, 2000, by and between the Company and Blue Truck Acquisition, LLC (incorporated by reference to Appendix F to the Company's Definitive Proxy Statement on Schedule 14A dated June 13, 2000).

10.16 Investors' Agreement, dated as of July 20, 2000, between the Company and Blue Truck Acquisition, LLC (incorporated by reference to Exhibit 5 to the
      Schedule 13D of Blue Truck Acquisition, LLC and KPS Special Situations Fund, L.P. filed with the SEC on July 28, 2000).

10.17 Registration Rights Agreement, dated as of July 20, 2000, by and among the Company, Blue Truck Acquisition, LLC and CFE, Inc. (incorporated by reference to Exhibit 6 to the Schedule 13D of Blue Truck Acquisition, LLC and KPS Special Situations Fund, L.P. filed with the SEC on July 28,
      2000).

10.18 Amended and Restated Purchase Agreement, dated as of April 14, 2000, between the Company and Charter URS, LLC (incorporated by reference to Appendix D to the Company's Definitive Proxy Statement on Schedule 14A dated June 13, 2000).

10.19 Amended and Restated Investors' Rights Agreement, dated as of April 14, 2000, between the Company and Charter URS, LLC (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.20 Amended and Restated Registration Rights Agreement, dated as of April 14, 2000, between the Company and Charter URS, LLC (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.21 Amendment, dated as of May 26, 2000, to Amended and Restated Purchase Agreement and Amended and Restated Investors' Agreement, each dated as of April 14, 2000, by and between the Company and Charter URS, LLC (incorporated by reference to Appendix G to the Company's Definitive Proxy Statement on Schedule 14A dated June 13, 2000).

10.22 Second Amendment, dated as of July 20, 2000, to Amended and Restated Purchase Agreement and Amended and Restated Registration Rights Agreement, each dated as of April 14, 2000, by and between the Company and Charter URS, LLC (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
      2000).

10.23 Stock Purchase Agreement, dated as of July 20, 2000, by and between the Company and CFE, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.24 Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent, and Fleet Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.25 Amendment to United Road Services, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).*

10.26 Employment Agreement, dated July 20, 2000, by and between the Company and Gerald R. Riordan (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).*

10.27 Employment Agreement, dated July 20, 2000, by and between the Company and Michael A. Wysocki (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).*

10.28 Employment Agreement, dated July 20, 2000, by and between the Company and Harold W. Borhauer II (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).*

10.29 Amendment No. 1, dated as of September 25, 2000, to Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.16 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30,
      2000).

10.30 Employment Agreement, dated March 15, 2001, by and between the Company and Patrick J. Fodale (filed herewith).*

10.31 Amendment No. 2, dated as of March 30, 2001, to Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent (filed herewith).

11.1  Statement regarding Computation of Earnings per Share (filed herewith).

21.1  Subsidiaries of the Registrant (filed herewith).

23.1  Consent of KPMG LLP (filed herewith).

99.1 Agreement for Auto Pound Management and Towing Services, dated as of August 1, 2000 by and between the City of Chicago and Environmental Auto Removal, Inc. (filed herewith).

- ----------
*     Indicates management agreement or compensatory plan or arrangment

      (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITED ROAD SERVICES, INC.
                                      By:     /s/ GERALD R. RIORDAN
                                         -------------------------------
                                                  Gerald R. Riordan
                                           Chief Executive Officer and
                                                    Secretary
Date: March 30, 2001


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Signature                                       Title                                Date
   /s/ Gerald R. Riordan                       Chief Executive Officer and Secretary       March 30, 2001
- ----------------------------------------       (principal executive officer)
       Gerald R. Riordan



   /s/ Michael T. Moscinski                    Corporate Controller and Acting Chief       March 30, 2001
- ----------------------------------------       Accounting Officer (principal accounting
       Michael T. Moscinski                    officer)



   /s/ Michael G. Psaros                       Chairman of the Board of Directors          March 30, 2001
- ----------------------------------------
       Michael G. Psaros


                                               Vice President and Director                 March 30, 2001
- ----------------------------------------
       Edward W. Morawski


   /s/ Todd Q. Smart                           Director                                    March 30, 2001
- ----------------------------------------
       Todd Q. Smart


                                               Director                                    March 30, 2001
- ----------------------------------------
       Robert L. Berner III

   /s/ Michael S. Pfeffer                      Director                                    March 30, 2001
- ----------------------------------------
       Michael S. Pfeffer


   /s/ Eugene J. Keilin                        Director                                    March 30, 2001
- ----------------------------------------
       Eugene J. Keilin


   /s/ David P. Shapiro                        Director                                    March 30, 2001
- ----------------------------------------
       David P. Shapiro


   /s/ Stephen P. Presser                      Director                                    March 30, 2001
- ----------------------------------------
       Stephen P. Presser


   /s/ Raquel V. Palmer                        Director                                    March 30, 2001
- ----------------------------------------
       Raquel V. Palmer


   /s/ Brian J. Riley                          Director                                    March 30, 2001
- ----------------------------------------
       Brian J. Riley

                        INDEX OF EXHIBITS FILED HEREWITH*

10.30 Employment Agreement, dated March 15, 2001, by and between the Company and Patrick Fodale**

10.31 Amendment No. 2, dated as of March 30, 2001, to Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent.

11.1  Statement regarding Computation of Earnings per Share.

21.1  Subsidiaries of the Registrant.

23.1  Consent of KPMG LLP.

99.1 Agreement for Auto Pound Management and Towing Services, dated as of August 1, 2000 by and between the City of Chicago and Environmental Auto Removal, Inc.


* For a complete list of the Exhibits to this Report, see Item 14(a)(3).

** Indicates management agreement or compensatory plan or arrangement.

                          Independent Auditors' Report

The Board of Directors and Stockholders
United Road Services, Inc.:

We have audited the consolidated financial statements of United Road Services, Inc. and subsidiaries as listed in the index appearing under Item 14(a)(1). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the index appearing under item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Road Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's outstanding indebtedness under its revolving credit facility, $32,163,000, is reflected as a current liability because of the payment requirements of the related credit agreement. Consequently, current liabilities exceed current assets by approximately $28,201,000. In addition, the Company has had recurring losses from operations, including impairment charges of $157,736,000, and has an accumulated deficit of $185,077,000 at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ KPMG LLP
Albany, New York
March 22, 2001, except as
to Note 18, which is
as of March 30, 2001

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                      (In thousands, except share amounts)

                                                                                                   2000          1999
                                                                                                   ----          ----
                                           Assets
Current assets:
     Cash and cash equivalents.............................................................     $   2,615        4,115
     Trade receivables, net of allowance for doubtful accounts of $2,686 in 2000 and
            $2,539 in 1999.................................................................        18,981       23,709
     Other receivables, net of allowance for doubtful accounts of $9 in 2000 and
            $262 in 1999...................................................................           903        1,161
     Prepaid income taxes..................................................................           473        3,534
     Prepaid expenses and other current assets.............................................         1,619        2,274
     Current portion of rights to equipment under finance contracts........................           255          435
                                                                                                ---------      -------
          Total current assets.............................................................        24,846       35,228
Vehicles and equipment, net................................................................        69,419       78,212
Rights to equipment under finance contracts, excluding current portion.....................           285        1,480
Deferred financing costs, net..............................................................         5,570        4,109
Goodwill, net..............................................................................        78,020      203,337

Other non-current assets...................................................................           253           79
                                                                                                ---------      -------
          Total assets.....................................................................     $ 178,393      322,445
                                                                                                =========      =======
                            Liabilities and Stockholders' Equity
Current liabilities:

     Current installments of obligations under capital leases..............................     $    203           268
     Current installments of obligations for equipment under finance contracts.............          255           435
     Borrowings under credit facility......................................................       32,163        50,650
     Accounts payable......................................................................        8,722         7,464
     Accrued expenses......................................................................       11,115         9,489
     Due to related parties................................................................          589         1,130
                                                                                                ---------      -------
          Total current liabilities........................................................       53,047        69,436
Obligations under capital leases, excluding current portion................................          262           402
Obligations for equipment under finance contracts, excluding
   current installments....................................................................          285         1,480
Long-term debt.............................................................................       87,568        80,876
Deferred income taxes......................................................................        3,371         2,666
Other long-term liabilities................................................................        1,254         1,172
                                                                                                ---------      -------
          Total liabilities................................................................      145,787       156,032
                                                                                                ---------      -------
Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares authorized; 662,119 shares
             issued and outstanding........................................................            1            --
     Common stock, $0.01 par value; 35,000,000 shares authorized; 2,091,652 shares issued and outstanding at December 31, 2000 and 1,759,416 shares issued and
            outstanding at December 31, 1999...............................................           21            18
     Additional paid-in capital............................................................      217,661       191,877
     Accumulated deficit...................................................................     (185,077)      (25,482)
                                                                                                ---------      -------
          Total stockholders' equity.......................................................       32,606       166,413
                                                                                                ---------      -------
          Total liabilities and stockholders' equity.......................................    $ 178,393       322,445
                                                                                               =========       =======

          See accompanying notes to consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 2000, 1999 and 1998

                    (In thousands, except per share amounts)

                             Year ended December 31,

                                                                                      2000         1999         1998
                                                                                   ---------    ---------    ---------
Net revenue ....................................................................   $ 246,566      255,112       87,919
Cost of revenue ................................................................     212,651      202,588       64,765
                                                                                   ---------    ---------    ---------
     Gross profit ..............................................................      33,915       52,524       23,154
Selling, general and administrative expenses ...................................      43,514       42,139       12,428
Amortization of goodwill .......................................................       3,710        5,439        1,745
Impairment charge ..............................................................     129,455       28,281           --
                                                                                   ---------    ---------    ---------
     Income (loss) from operations .............................................    (142,764)     (23,335)       8,981
Other income (expense):
     Interest income ...........................................................         284           77          658
     Interest expense ..........................................................     (14,234)     (11,419)      (1,588)

     Other expense, net ........................................................        (372)        (181)        (156)
                                                                                   ---------    ---------    ---------
      Income (loss) before income taxes ........................................    (157,086)     (34,858)       7,895
Income tax expense (benefit) ...................................................       1,846       (5,158)       3,503
                                                                                   ---------    ---------    ---------
     Net income (loss) .........................................................   $(158,932)     (29,700)       4,392
                                                                                   =========    =========    =========
Per share amounts:
     Basic earnings (loss) .....................................................   $  (81.95)      (17.54)        4.30
                                                                                   =========    =========    =========
     Diluted earnings (loss) ...................................................   $  (81.95)      (17.54)        4.23
                                                                                   =========    =========    =========

          See accompanying notes to consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              For the years ended December 31, 2000, 1999 and 1998

                      (In thousands, except share amounts)


                                                                                                                         Total
                                                                                       Additional        Retained     stockholders'
                                                               Preferred    Common       paid-in         earnings       equity
                                                                 Stock      Stock        capital         (deficit)     (deficit)
                                                                ------      -----      ----------        --------     ------------

Balance at December 31, 1997 ................................  $   -           3               67          (174)           (104)
Issuance of common stock (21,874 shares) ....................      -          --              735            --             735
Stock issued in connection with:
Initial public offering, net of offering costs (759,000
        shares) .............................................      -           8           89,492            --          89,500
     Acquisitions, net of certain registration costs (505,327
      shares) ...............................................      -           5           68,769            --          68,774
Issuance of warrant to acquire 11,779 shares of common
   Stock ....................................................      -          --              469            --             469
Net income--1998 ............................................      -          --               --         4,392           4,392
                                                               -----      ------       ----------        ------       ---------
Balance at December 31, 1998 ................................      -          16          159,532         4,218         163,766
Stock issued in connection with:
     1999 acquisitions, net of certain registration costs
        (188,317 shares) ....................................      -           2           28,988            --          28,990
     Holdback shares issued for 1998 acquisitions (19,626
        shares) .............................................      -          --            3,129            --           3,129
     Exercise of options (100 shares) .......................      -          --                5            --               5
     Earn-out payments (4,773 shares) .......................      -          --              223            --             223
Net loss--1999 ..............................................      -          --               --       (29,700)        (29,700)
                                                               -----      ------       ----------        -------     ----------
Balance at December 31, 1999 ................................      -          18          191,877       (25,482)        166,413
Stock issued in connection with:
     Series A convertible preferred stock issuance, net of
       issuance costs (662,119 shares) ......................      1          --           21,679            --          21,680
     Debenture closing fee (183,922 shares) .................      -           2              748            --             750
     Holdback shares issued for 1999 acquisitions (17,455
        shares) .............................................      -          --            2,885            --           2,885
     Executive compensation (3,077 shares) ..................      -          --               50            --              50
     Earn-out payments (127,868 shares) .....................      -           1              422            --             423
     Accrued dividends on preferred stock ...................      -          --               --          (663)           (663)
Net loss--2000 ..............................................      -          --               --      (158,932)       (158,932)
                                                               -----      ------       ----------      ---------      ---------
Balance at December 31, 2000 ................................  $   1          21          217,661      (185,077)         32,606
                                                               =====      ======       ==========      ========       =========

          See accompanying notes to consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2000, 1999 and 1998

                                 (In thousands)

                                                                                   Year ended December 31,

                                                                                   2000         1999          1998
                                                                                ---------     --------      --------
Net (loss) income .........................................................     $(158,932)     (29,700)        4,392
Adjustments  to  reconcile  net  (loss)  income  to net cash  provided  by operating activities:
    Depreciation ..........................................................        10,163        9,287         3,292
    Amortization of goodwill ..............................................         3,710        5,439         1,745
    Impairment charge .....................................................       129,455       28,281            --
    Amortization of deferred financing costs ..............................           895          901           219
    Write off of deferred financing costs .................................           818        1,029            --
    Provision for doubtful accounts .......................................         2,882        2,413           183
    Deferred income taxes .................................................           705       (3,541)        1,659
    Accrued management fee ................................................           250           --            --
    Debenture closing fee .................................................           750           --            --
    Interest expense, paid-in-kind ........................................         6,692        5,644           232
    Loss on sale of vehicles and equipment ................................           290          304            --
    Loss on sale of division ..............................................           212           --            --
    Changes  in  operating  assets  and  liabilities,  net of  effects  of acquisitions:
      Decrease (increase) in trade receivables ............................         1,752       (3,681)       (2,427)
      Decrease in other receivables .......................................           458          791           171
      Decrease (increase) in prepaid income taxes .........................         3,061       (5,322)         (381)
      Decrease in prepaid expenses and other current assets ...............           220          105           724
      Decrease in other non-current assets ................................           115          229           105
      Decrease in notes payable ...........................................            --          (17)           --
      Increase (decrease) in accounts payable .............................         1,123       (2,570)       (1,608)
      Increase (decrease) in accrued expenses .............................         1,783        2,317          (242)
      Increase (decrease) in other long-term liabilities ..................          (543)         640            --
                                                                                ---------      -------      --------
        Net cash provided by operating activities .........................         5,859       12,549         8,064
                                                                                ---------      -------      --------
Investing activities:

    Acquisitions, net of cash acquired ....................................            --      (36,008)     (118,161)
    Purchases of vehicles and equipment ...................................        (7,850)     (20,188)      (11,297)
    Proceeds from sale of vehicles and equipment ..........................         1,559        1,141           387
    Proceeds received from sale of division ...............................           450           --            --

    Amounts payable to related parties ....................................        (1,317)      (1,837)        2,162
                                                                                ---------      -------      --------
        Net cash used in investing activities .............................        (7,158)     (56,892)     (126,909)
                                                                                ---------      -------      --------
Financing activities:
    Proceeds from issuance of stock, net ..................................        21,680            5        90,235

    Proceeds from issuance of convertible subordinated debentures .........            --       31,500        43,500
    Borrowings on revolving credit facility ...............................        32,163       65,850        59,800
    Repayments on revolving credit facility ...............................       (50,650)     (34,000)      (41,000)
    Payments of deferred financing costs ..................................        (3,175)      (2,487)       (3,302)
    Payments on long-term debt and capital leases assumed in acquisitions
                                                                                     (219)     (15,791)      (27,057)
                                                                                ---------      -------      --------

        Net cash provided by (used in) financing activities ...............          (201)      45,077       122,176
                                                                                ---------      -------      --------
Increase (decrease) in cash and cash equivalents ..........................        (1,500)         734         3,331

Cash and cash equivalents at beginning of year ............................         4,115        3,381            50
                                                                                ---------      -------      --------
Cash and cash equivalents at end of year ..................................     $   2,615        4,115         3,381
                                                                                =========      =======      ========
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest ............................................................     $   3,995        3,671         1,137
                                                                                =========      =======      ========
      Income taxes, net of refunds ........................................     $  (2,236)       2,074         2,309
                                                                                =========      =======      ========
Supplemental disclosure of non-cash investing and financing activity:
      Increase in accumulated deficit and other long-term  liabilities for
        unpaid  cumulative dividend on preferred stock .....................   $      663           --            --
                                                                                =========      =======      ========
    Issuance of common stock for acquisitions ..............................   $      409       32,870        69,355
                                                                                =========      =======      ========
    Warrant issued to lender as partial loan fee ...........................   $       --           --           469
                                                                                =========      =======      ========

          See accompanying notes to consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies

(a) Organization and Business

      United Road Services, Inc. (the "Company"), a Delaware corporation, was formed in July 1997 to become a national provider of motor vehicle and equipment towing, recovery and transport services. From inception through May 5, 1999, the Company acquired 56 businesses (the "Acquired Companies"), seven of which (the "Founding Companies") were acquired simultaneously with the consummation of an initial public offering of the Company's common stock on May 6, 1998. Consideration for these businesses consisted of cash, common stock and the assumption of indebtedness. All of these acquisitions were accounted for utilizing the purchase method of accounting.

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

(b) Basis of Presentation

      The accompanying 2000 and 1999 consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(c) Revenue Recognition

      The Company's revenue is derived from the provision of motor vehicle and equipment towing, recovery and transport services and fees related to vehicles towed, such as impound, storage and repair fees and abandoned car purchases and auction fees. Transport revenue is recognized upon the delivery of vehicles or equipment to their final destination, towing revenue is recognized at the completion of each towing engagement and revenues from impounding, storage, lien sales, repairs and auctions are recorded when the service is performed or when title to the vehicles has been transferred. Expenses related to the generation of revenue are recognized as incurred.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

(d) Cash Equivalents

      Cash equivalents of $288 and $1,651 at December 31, 2000 and 1999, respectively, consisted of money market funds and interest-bearing certificates of deposit. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(e) Vehicles and Equipment

      Vehicles and equipment are recorded at the lower of cost or fair value as of the date of purchase under purchase accounting. Vehicles and equipment under capital leases are stated at the present value of minimum lease payments. Replacements of engines and certain other significant costs are capitalized. Expenditures for maintenance and repairs are expensed as costs are incurred.

      Depreciation is determined using the straight-line method over the remaining estimated useful lives of the individual assets. Accelerated methods of depreciation have been used for income tax purposes. Vehicles and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the remaining lease term or estimated useful life of the asset.

      The Company provides for depreciation and amortization of vehicles and equipment over the following estimated useful lives:

Transportation and towing equipment..........................   10-15  years
Machinery and other equipment................................    5-10  years
Computer software and related equipment......................     3-7  years
Furniture and fixtures.......................................       5  years
Leasehold improvements.......................................    3-10  years

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

(g) Goodwill

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 40 years. The Company considers 40 years as a reasonable life for goodwill in light of characteristics of the towing, recovery and transport industry, such as the lack of dependence on technological change, the many years that the industry has been in existence, the current trend towards outsourcing, the recent double digit growth rate and the stable nature of the customer base. In addition, the Company has acquired well established businesses that have generally been in existence for many years.

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

      Accumulated amortization at December 31, 2000 and 1999 was $10,811 and $7,184, respectively.

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

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

      The following tables provide calculations of basic and diluted earnings per share:

Year ended December 31, 2000

                                                        Weighted
                                                        average     Per share
                                             Net loss    shares      amounts
                                           ----------   ---------   --------

Basic loss per share...................... $ (158,932)  1,939,337   $ (81.95)
                                           ==========   =========   ========
Diluted loss per share.................... $ (158,932)  1,939,337   $ (81.95)
                                           ==========   =========   ========

Year ended December 31, 1999

                                                       Weighted
                                                       average     Per share
                                            Net loss     shares     amounts
                                           ---------   ---------   ---------
Basic loss per share....................   $ (29,700)  1,693,311    $ (17.54)
                                           =========   =========    ========
Diluted loss per share..................   $ (29,700)  1,693,311    $ (17.54)
                                           =========   =========    ========

      The effect of options and warrants, earnout shares and holdback shares have been excluded at December 31, 2000 and 1999, as the effect would be antidilutive. Additionally, shares issuable upon conversion of the convertible subordinated debentures have been excluded at December 31, 2000 and 1999, as the effect would be antidilutive due to the adjustment (decrease in net loss) for interest expense.

Year ended December 31, 1998

                                                   Weighted
                                                   average     Per share
                                       Net income    shares     amounts
                                       ---------   ---------   ---------

Basic earnings per share ..........      $4,392     1,022,181  $   4.30
                                                               ========
Effect of dilutive securities:
    Options and warrants ..........          --        12,357
    Earnout shares ................          --           488
    Holdback shares ...............          --         3,965
                                         ------     ---------
Diluted earnings per share ........      $4,392     1,038,991  $   4.23
                                         ======     =========  ========

      Shares issuable upon conversion of the convertible subordinated debentures have been excluded at December 31, 1998, as the effect would be antidilutive due to the adjustment (increase in net income) for interest expense.

(l) Advertising Costs

      Advertising costs are expensed as incurred and amounted to $1,342, $1,398 and $490 in 2000, 1999 and 1998, respectively.

(m) Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities, to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

      Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers and markets in which the Company's services are provided, as well as their dispersion across many different geographic areas. To mitigate credit risk, the Company applies credit approvals and credit limits, and performs ongoing evaluations of its customers' financial condition. No single customer accounted for greater than 10% of trade receivables at December 31, 2000 or December 31, 1999.

(o) Impact of Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is required to be adopted in years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. As the Company is not active in the use of derivative products or arrangements, management has determined that adoption of SFAS No. 133 will not have a material financial impact on the Company's consolidated financial statements. The Company will continue to evaluate future contractual arrangements entered into that may affect this determination.

(p)  Reclassifications

      Certain reclassifications of the prior year consolidated financial statements have been made to conform to current year presentation.

(2) Liquidity

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 9(a), in July 2000, the Company entered into a new revolving credit agreement. Under the structure of this agreement, all cash receipts are to be forwarded to the lending institution to pay down the revolver balance and all working capital and capital expenditure needs are funded through daily borrowings. This type of arrangement is required to be classified as a current liability in the Company's consolidated balance sheet. As a result of this classification, current liabilities exceed current assets by $28,201 at December 31, 2000. The revolver balance is secured by all the assets of the Company and the borrowing capacity is based on the value of certain vehicles and accounts receivable. At December 31, 2000, the Company had a borrowing capacity of $56,800, $42,600 of which related to vehicles and $14,200 of which related to accounts receivable. At December 31, 2000, $32,163 was outstanding under the revolving credit facility, excluding letters of credit of $12,038, and an additional $12,600 was available for borrowing.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

      During the year ended December 31, 2000, the Company incurred a loss from operations of $142,764 and a net loss of $158,932, and as of December 31, 2000, had an accumulated deficit of $185,077. The significant component of the loss from operations consisted of an impairment charge, as discussed in note 3, relating to the write off of the recorded value of long-lived assets, specifically goodwill, and of fixed assets at certain underperforming divisions. Excluding the effect of this impairment charge, the Company incurred a loss from operations of $13,309. For the year ended December 31, 2000, the Company generated positive cash flow of $5,859, as compared to $12,549 for the year ended December 31, 1999.

      The Company is currently exploring opportunities including, but not limited to, the closure or divestiture of unprofitable divisions, consolidation of operating locations, reduction of operating costs and the marketing of towing and recovery and transport services to new customers in strategic market locations in order to improve its cash flow from operations. This Company expects to be able to fund its liquidity needs for at least the next twelve months through cash flow from operations and borrowings under its credit facility.

(3) Impairment Charge

      The Company periodically reviews the recorded value of its long-lived assets to determine if the carrying amount of those assets may not be recoverable based upon the future operating cash flows expected to be generated by those assets. In accordance with SFAS No. 121, during the second quarter of 2000, based upon a comprehensive review of the Company's long-lived assets, the Company recorded a non-cash impairment charge of $11,445 related to the write-down of a portion of certain recorded asset values, including allocated goodwill. The impairment charge recorded under SFAS No. 121 included impairment expenses of $2,526 on the recorded value of vehicles and equipment at several of the Company's transport divisions and $2,105 on the recorded value of vehicles and equipment at several of the Company's towing and recovery divisions and impairment charges of $2,909 on the recoverability of allocated goodwill at several of the Company's transport divisions and $3,905 on the recoverability of allocated goodwill at several of the Company's towing and recovery divisions. The impairment charge was recognized when the future undiscounted cash flows of these divisions were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimates of fair value.

      Additionally, in connection with its analysis of the recoverability of goodwill as described in note 1(g), the Company recorded an impairment charge of $118,010. This non-cash impairment charge included $75,716 related to the recoverability of goodwill at the Company's transport divisions and $42,294 related to the recoverability of goodwill at the Company's towing and recovery divisions.

      Impairment charges were $28,281 for the year ended December 31, 1999. The impairment charges consisted of a non-cash charge of $21,722 related to recoverability of goodwill under APB Opinion No. 17 and a non-cash charge of $6,559 related to the Company's comprehensive review of its long-lived assets in accordance with SFAS No. 121. The 1999 impairment charge recorded under APB Opinion No. 17 included $10,053 related to the recoverability of goodwill at two of the Company's transport divisions and $11,669 related to the recovery of goodwill at seven of the Company's towing and recovery divisions. The 1999 impairment charge recorded under SFAS No. 121 included impairment expenses of $2,603 on the recoverability of vehicles and equipment and impairment expenses of $3,956 on the recoverability of goodwill at six of the Company's towing and recovery divisions (four of which were included in the seven divisions noted above).

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

(4) Stockholders' Equity

      The Company effected a 100-for-one stock split on December 18, 1997 for each share of common stock then outstanding. In addition, the Company increased its authorized shares of common stock to 1,000,000 shares with a $.001 par value. Subsequently, and pursuant to an amended and restated certificate of incorporation of United Road Services, Inc., filed on February 23, 1998, the authorized number of shares was increased to 40,000,000 (35,000,000 common shares and 5,000,000 preferred shares). On February 23, 1998, the Company effected a 3.72 for 1 stock split for all outstanding common shares. On May 4, 2000, the Company effected a one-for-ten reverse stock split for all outstanding common shares. All share and per-share amounts in the accompanying consolidated financial statements and related notes have been restated to give effect to the 1998 stock split and the 2000 reverse stock split.

      On December 18, 1997, the Company authorized the issuance of 18,898 shares pursuant to the terms and conditions of a subscription agreement. These shares were issued and fully paid on January 1, 1998 for $33.60 per share. Additionally, during January 1998, the Company issued 2,976 shares of common stock to a member of the board of directors for a purchase price of $33.60 per share.

      On May 1, 1998, the Company completed the initial public offering of its common stock by issuing 759,000 shares, 99,000 of which were issued pursuant to an underwriters' over-allotment provision, at a price of $130.00 per share. Prior to the offering, there was no public market for the Company's common stock. The net proceeds of the offering, after deducting applicable offering costs of $9,170, were $89,500. The net proceeds were used by the Company to finance acquisitions and for general corporate purposes.

      As part of the consideration for certain acquisitions discussed in note 12, the Company issued 505,327 shares of common stock at various dates during 1998. The net consideration for these issuances, after deducting applicable registration costs of $581, was $68,774, which has been recorded as purchase price for the applicable acquisitions.

      On April 7, 1999, 4,773 shares of common stock were issued as earn-out payments to the former owners of certain Founding Companies and one other acquired company. These earn-out payments were based on the achievement of certain net revenue targets (see note 15(a)). Included in due to related parties at December 31, 1998, was $362 representing the fair value of 1,952 shares of common stock payable pursuant to these earn-out arrangements, based upon the December 31, 1998 closing price of the Company's common stock. The additional 2,821 shares were issued as a result of the decline in the Company's common stock price subsequent to December 31, 1998 that resulted in additional shares of common stock being issued under the contractual provisions of the earn-out agreements.

      At various dates during 1999, an additional 19,626 shares of common stock were issued as additional consideration for certain 1998 acquisitions. These shares represented withheld purchase price that was released based upon the achievement of certain financial ratios, or other contingencies, by certain acquired companies after a contractually defined period of time as discussed in note 15(e). The recorded consideration for these issuances was $3,129.

      As part of the consideration for certain 1999 acquisitions discussed in note 12, the Company issued an additional 188,317 shares of common stock at various dates. The net consideration for these issuances, after deducting applicable registration costs of $528, was $28,990, which has been recorded as purchase price for the applicable acquisitions.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

      During 1998, the United Road Services, Inc. 1998 Stock Option Plan was adopted by the Company. Under the plan, options to purchase common stock may be granted to directors, executive officers, key employees and consultants of the Company. The maximum number of shares of common stock that may be subject to options granted under the plan may not exceed, in the aggregate, 127,885 shares. Shares of common stock that are attributable to grants that have expired or been terminated, cancelled or forfeited are available for issuance in connection with future grants. Stock options expire after ten years from the date granted and are generally exercisable in one-third increments per year beginning one year from the date of grant. Outstanding options may be canceled and reissued under terms specified in the plan. During 1999, 100 shares of common stock were issued upon exercise of options under the plan.

      On September 23, 1998, the United Road Services, Inc. 1998 Non-Qualified Stock Option Plan was adopted by the Company. Under the plan, options to purchase common stock may be granted to key employees and consultants who are neither directors nor executive officers of the Company. The maximum number of shares of common stock that may be subject to options granted under the plan may not exceed, in the aggregate, 50,000 shares. Shares of common stock that are attributable to grants that have expired or been terminated, cancelled or forfeited are available for issuance in connection with future grants. Stock options expire after ten years from the date granted and are generally exercisable in one-third increments per year beginning one year from the date of grant. Outstanding options may be canceled and reissued under terms specified in the plan.

      On October 11, 1999, 75,000 options to purchase common stock were granted to the Company's Chief Executive Officer under an executive option agreement. The stock options expire after ten years from the date granted and are exercisable in one-third increments per year beginning one year from the date of grant.

      On January 1, 2000, 3,077 shares of the Company's common stock, representing a fair value of $50, were granted to the Company's Chief Executive Officer, as required under his employment agreement. On May 15, 2000, 127,868 shares of common stock were issued as earn-out payments to the former owners of certain Founding Companies. These earn-out payments were based on the achievement of certain net revenue targets (see note 15(a)). Included in due to related parties at December 31, 1999, was $450 representing the fair value of 27,723 shares of common stock, payable pursuant to these earn-out arrangements, based upon the December 31, 1999 closing price of the Company's common stock. The additional 100,145 shares were issued as a result of the decline in the Company's common stock price subsequent to December 31, 1999 that resulted in additional shares of common stock being issued under the contractual provisions of the earn-out agreements.

      At various dates during 2000, an additional 17,455 shares of common stock were issued as additional consideration for certain 1999 acquisitions. These shares represented withheld purchase price that was released based upon the achievement of certain financial ratios, or other contingencies, by certain acquired companies after a contractually defined period of time as discussed in note 15(e). The recorded consideration for these issuances was $2,885.

      On July 20, 2000, the Company sold 613,073.27 shares of its Series A Participating Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock") to Blue Truck Acquisition, LLC a Delaware limited liability company ("Blue Truck") which is controlled by KPS Special Situations Fund, L.P. ("KPS"), for $25,000 in cash consideration (the "KPS Transaction"). In addition, on July 20, 2000, the Company sold 49,045.86 shares of its Series A Preferred Stock to CFE, Inc. ("CFE"), an affiliate of General Electric Capital Corporation ("GE Capital") for $2,000 in cash consideration (the "CFE Transaction"). If Blue Truck and CFE had converted all of their Series A Participating Convertible Preferred Stock into common stock on July 20, 2000, they would have held 70.4% and 5.6% of the Company's common stock, respectively, as of such date.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

      Holders of the Series A Preferred Stock are entitled to vote together with the holders of the Company's Common Stock as a single class on matters submitted to the Company's stockholders for a vote (other than with respect to certain elections of directors). The holder of each share of Series A Preferred Stock is entitled to the number of votes equal to the number of full shares of Common Stock into which such share of Series A Preferred Stock could be converted on the record date for such vote. The holders of Series A Preferred Stock have the right to designate and elect six members of the Company's Board of Directors, which constitutes a majority, for so long as Blue Truck and its permitted transferees continue to own specified amounts of Series A Preferred Stock. At lower levels of ownership, the holders of Series A Preferred Stock will be entitled to appoint three directors, one director, or no directors, depending upon the amount of Series A Preferred Stock then held by Blue Truck and its permitted transferees, as set forth in the Investors' Agreement relating to the KPS Transaction.

      Prior to July 20, 2008, holders of the outstanding Series A Preferred Stock are entitled to receive cumulative dividends on the Series A Preferred Stock each quarter at the rate per annum of (i) 5.5% until July 20, 2006, and
(ii) 5.0% thereafter, of the Series A Preferred Base Liquidation Amount (as defined below) per share of Series A Preferred Stock. The "Series A Preferred Base Liquidation Amount" is equal to the purchase price per share of the Series A Preferred Stock ($40.778), subject to certain adjustments. The dividends are payable in cash at the end of each quarter or, at the election of the Company, will cumulate to the extent unpaid. In the event that the Company elects to cumulate such dividends, dividends also accrue on the amount cumulated at the same rate. Once the election to cumulate a dividend has been made, the Company may no longer pay such dividend in cash, other than in connection with a liquidation, dissolution or winding up of the Company. In addition, holders of the Series A Preferred Stock are entitled to participate in all dividends payable to holders of the Common Stock. The Company's obligation to pay dividends terminates on July 20, 2008, or earlier if the Company's Common Stock trades above a specified price level. At December 31, 2000, the Company had recorded $663 within other long-term liabilities on the accompanying consolidated balance sheet representing dividends payable to the holders of the Series A Preferred Stock.

      Each share of Series A Preferred Stock is convertible at any time by its holder into a number of shares of Common Stock equal to the sum of (i) the quotient obtained by dividing (x) the Series A Preferred Base Liquidation Amount by (y) the conversion price per share for the Series A Preferred Stock (currently $4.0778, subject to certain adjustments) (the "Conversion Price") plus (ii) the quotient obtained by dividing (x) the amount, if any, by which the Series A Preferred Liquidation Preference Amount (as defined below) that has accrued at any time prior to July 20, 2005 exceeds the Series A Preferred Base Liquidation Amount by (y) the product of the Conversion Price and 0.85. The "Series A Preferred Liquidation Preference Amount" is the sum of the Series A Preferred Base Liquidation Amount and the amount of any and all unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock automatically converts into Common Stock upon the occurrence of certain business combinations, unless the holders elect to exercise their liquidation preference rights.

      On July 20, 2000, the Company issued 183,922 shares of Common Stock as consideration for a $750 closing fee pursuant to an Amended and Restated Purchase Agreement relating to agreement of restructuring of the convertible subordinate debentures (see note 9(b)).

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

      The following table summarizes activity under the Company's stock option plans:

         Year ended December 31, 2000

                                                                           Number of      Weighted-average
                                                                             shares        exercise  price
                                                                           ---------      ----------------
              Options outstanding at beginning of year ................     197,935     $        77.05
              Granted .................................................     258,810              28.93
              Forfeited ...............................................     142,302              62.74
                                                                            -------              -----
              Options outstanding at end of year ......................     314,443              45.19
                                                                            =======
              Options exercisable at December 31, 2000 ................     120,048                 --
                                                                            =======
              Weighted-average fair value of options granted during the
                 year .................................................                           6.87

         Year ended December 31, 1999


                                                                                           Weighted-average
                                                                              Number of        exercise
                                                                               shares           price
                                                                              ---------    ----------------

              Options outstanding at beginning of year.....................     107,790        $  122.18
              Granted......................................................     113,415            41.37
              Exercised....................................................        (100)           46.90
              Forfeited....................................................     (23,170)          112.48
                                                                                -------
              Options outstanding at end of year...........................     197,935            77.05
                                                                                =======
              Options exercisable at December 31, 1999.....................      41,066               --
                                                                                =======
              Weighted-average fair value of options granted during the
                 year......................................................                        38.16

         Year ended December 31, 1998

                                                                                           Weighted-average
                                                                              Number of        exercise
                                                                               shares           price
                                                                              ---------    ----------------
              Options outstanding at beginning of year.....................          --               --
              Granted......................................................     108,085        $  122.26

              Forfeited....................................................         295           151.10
                                                                                -------
              Options outstanding at end of year...........................     107,790           122.18
                                                                                =======

              Options exercisable at December 31, 1998.....................           --
                                                                                ========
              Weighted-average fair value of options granted during the
                 year......................................................                        59.49

      The per share weighted-average fair values of stock options granted during 2000, 1999 and 1998 were determined using the Black-Scholes option-pricing model with the following weighted average assumptions: (i) risk-free interest rate of approximately 5.8%, 6.3% and 4.5%, respectively, (ii) expected life of 8, 5 and 5 years, respectively, (iii) volatility of approximately 127%, 108% and 50%, respectively, and (iv) expected dividend yield of 0%.

      The following table summarizes information about stock options outstanding as of December 31, 2000:
                               Options outstanding

                                                              Weighted-average
    Range of              Number         Weighted-average         Remaining
 exercise prices       outstanding        exercise price      Contractual life
 ---------------       -----------        --------------      ----------------
  $  2.75-10.00           86,852             $  4.33              9.5 years
    10.01-30.00          123,685               18.32              9.5 years
   30.01-100.00           57,011               75.33              8.2 years
  100.01-230.00           46,565              155.22              8.2 years
                          ------
                         314,443
                         =======

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

      Following are the shares of common stock reserved for issuance and the related exercise prices for the outstanding stock options, convertible subordinated debentures and warrants at December 31, 2000:

                                                              Number of      Exercise price
                                                                Shares          per share
                                                              ---------      ------------
1998 Stock Option Plan...................................       193,958      $3.00-230.00
1998 Non-Qualified Stock Option Plan.....................        45,485       3.44-183.75
Executive option agreement...............................        75,000             16.03
Convertible subordinated debentures......................       583,789
Warrants.................................................        11,779
                                                                -------
     Shares reserved for issuance........................       910,011
                                                                =======

      The Company applies APB Opinion No. 25 in accounting for its stock option plans and, since the exercise price of stock options granted under the Company's stock option plans is not less than the market price of the underlying stock on the date of grant, no compensation cost has been recognized for such grants. Under SFAS No. 123, Accounting for Stock Based Compensation, compensation cost for stock option grants would be based on the fair value at the grant date, and the resulting compensation expense would be shown as an expense on the consolidated statements of operations. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's pro forma net income
(loss) and earnings (loss) per share for the years ended December 31, 2000, 1999 and 1998 would have resulted in the following pro forma amounts:

                                                                    2000           1999          1998
                                                                 ---------        -------       ------
     Net income (loss):
         As reported..........................................   $ (158,932)      (29,700)       4,392
                                                                 ==========       =======        =====
         Pro forma............................................   $ (165,331)      (33,930)       3,321
                                                                 ==========       =======        =====
     Per share amounts:
        Basic earnings (loss) per share:
         As reported..........................................     $ (81.95)       (17.54)        4.30
                                                                   ========        ======         ====
         Pro forma............................................     $ (84.56)       (20.04)        3.25
                                                                   ========        ======         ====
        Diluted earnings (loss) per share:
         As reported..........................................     $ (81.95)       (17.54)        4.23
                                                                   ========        ======         ====
         Pro forma............................................     $ (84.56)       (20.04)        3.20
                                                                   ========        ======         ====

      The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

(5)   Vehicles and Equipment

      Vehicles and equipment at December 31, 2000 and 1999 consisted of the following:

                                                                                    2000           1999
                                                                                   --------       -------

                Transportation and towing equipment...........................     $ 75,413        74,675
                Machinery and other equipment.................................        1,761         1,782
                Computer software and related equipment.......................        9,775        10,850
                Furniture and fixtures........................................        1,002         1,071
                Leasehold improvements........................................        1,909         1,982
                                                                                    -------       -------
                                                                                     89,860        90,360
                Less accumulated depreciation and amortization................      (20,441)      (12,148)
                                                                                    -------       -------
                                                                                   $ 69,419        78,212
                                                                                   ========        ======

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

      Depreciation and amortization expense of vehicles and equipment was $10,163, $9,287 and $3,292 in 2000, 1999 and 1998, respectively.

      Included in vehicles and equipment at December 31, 2000 and 1999 are costs of $797 and $1,348, respectively, and accumulated amortization of $174 and $183, respectively, relating to certain transport and towing equipment recorded as capital leases. Amortization expense of $100, $129 and $70 relating to transport and towing equipment capital leases was included in depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998, respectively.

(6) Equipment Under Financing Contracts

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

      The following is a summary of obligations under equipment financing contracts at December 31, 2000:

Year ending December 31:
     2001 ...............................................................  $281
     2002 ...............................................................   142
     2003 ...............................................................   156
                                                                            ---
     Total minimum obligations (includes residual guarantees
          of $211).......................................................   579
     Less: imputed interest (at rates from 7.25% to 10.50%)..............   (40)
                                                                            ---
     Present value of future minimum obligations, $255 of which is included in current assets and liabilities at December 31, 2000. $539
                                                                           ====

      Installment payments of $399, $670 and $470, related to obligations for equipment under financing contracts during 2000, 1999 and 1998, respectively, are included in cost of revenue in the accompanying consolidated statements of operations. Of these amounts, $105, $153 and $140 represent interest charges in 2000, 1999 and 1998, respectively, which were withheld from the amounts paid to the independent contractors and remitted directly to the financing companies. At December 31, 2000 and 1999, restricted amounts of $53 and $73, respectively, were included in cash and cash equivalents in the accompanying consolidated balance sheet.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

(7) Deferred Financing Costs

      Deferred financing costs at December 31, 2000 and 1999 were associated with the Company's revolving credit facilities and the convertible subordinated debentures, and consisted of the following:

                                                                                              2000         1999
                                                                                             -------      ------
              GE Capital credit facility, net of accumulated amortization
                 of  $229 in 2000.........................................................   $ 2,613           -
              Bank of America credit facility, net of accumulated amortization
                 of $753 in 1999..........................................................         -         778
              Convertible subordinated debentures, net of accumulated amortization
                 of $740 in 2000 and $367 in 1999.........................................     2,957       3,331
                                                                                             -------       -----
                                                                                             $ 5,570       4,109
                                                                                             =======       =====

      As discussed in note 9(a) during 2000, the Company entered into a new revolving credit facility with a group of banks led by GE Capital and repaid and terminated its Bank of America credit facility. As a result of this transaction, the Company recorded a write-off of deferred financing costs of $415 related to the Bank of America credit facility and recorded deferred financing costs of $2,842 related to the GE Capital credit facility.

      Included within the December 31, 1999 deferred financing costs balance is a non-cash amount of $469 for the issuance of 11,779 warrants at an exercise price of $130.00 per share as consideration for services rendered in establishing the Bank of America credit facility. The compensatory amount was determined using the Black-Scholes option-pricing model.

      The Company's allowable outstanding principal, plus the stated amount of all letters of credit, under the Bank of America credit facility was reduced from $90,000 to $58,000 on November 12, 1999 and was further reduced to $55,000 effective January 1, 2000. As a result of these reductions in borrowing capacity, the Company recorded a write-off of previously recorded deferred financing costs in the amount of $405. In addition, the Company wrote off costs of $624 representing deferred financing costs related to an increase of the Bank of America credit facility which was terminated during 1999. These amounts were included in interest expense on the consolidated statement of operations for the year ended December 31, 1999.

(8) Accrued Expenses

    Accrued expenses at December 31, 2000 and 1999 consisted of:

                                                                                          2000          1999
                                                                                        -------         -----

                Accrued payroll and related costs...............................        $ 4,994         3,790
                Accrued insurance...............................................          4,046         2,940
                Accrued severance...............................................            577           790
                Other accrued liabilities.......................................          1,498         1,969
                                                                                        -------         -----
                                                                                        $11,115         9,489
                                                                                        =======         =====

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

(9)  Debt

     Debt obligations at December 31, 2000 and 1999 consisted of the following:

                                                                                   2000         1999
                                                                                ---------      -------
           GE Capital  credit  facility,  interest  at the Index rate, as defined (11.00% at December 31, 2000), secured by
             substantially all of the assets of the Company (a)..............    $ 32,163            -
           Bank of America  credit  facility,  interest at the Base rate, as defined (9.50% at December 31, 1999), secured by
             substantially all of the assets of the Company..................           -       50,650
        Convertible subordinated debentures bearing interest at 8%
          annually, maturing in 2008 (b).....................................      87,568       80,876
                                                                                ---------      -------
             Total debt obligations..........................................   $ 119,731      131,526
                                                                                =========      =======

(a) Revolving Credit Facility

      On July 20, 2000, in connection with the KPS Transaction, the Company and its subsidiaries entered into a senior secured revolving credit facility with a group of banks led by GE Capital (the "GE Capital Credit Facility"). On the same date, the Company terminated its credit facility with Bank of America and repaid all amounts outstanding thereunder (approximately $54,900, including letter credit obligations of approximately $4,700).

      The GE Capital Credit Facility has a term of five years and a maximum borrowing capacity of $100,000. The facility includes a letter of credit sub-facility of up to $15,000. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price or the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price and 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. As of December 31, 2000, $32,163 was outstanding under the GE Capital Credit Facility, excluding letters of credit of $12,038, and an additional $12,600 was available for borrowing.

      Interest accrues on amounts borrowed under the GE Capital Credit Facility, at the Company's option, at either the Index Rate (as defined in the GE Capital Credit Agreement) plus an applicable margin or the reserve adjusted LIBOR Rate (as defined in the GE Capital Credit Agreement) plus an applicable margin. The effective interest rate at December 31, 2000 was 11.00%, excluding the amortization of associated deferred financing costs described in note 7. The rate is subject to adjustment based upon the performance of the Company, the occurrence of an event of default or certain other events.

      The obligations of the Company and its subsidiaries under the GE Capital Credit Facility are secured by a first priority security interest in the existing and after-acquired real and personal, tangible and intangible assets of the Company and its subsidiaries.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

      The GE Capital Credit Facility provides for payment by the Company of customary fees and expenses. On May 19, 2000, the Company paid a commitment fee of $581 relating to the GE Capital Credit Facility. On July 20, 2000, in connection with the closing of the GE Capital Credit Facility, the Company paid a closing fee of $581, a monitoring fee of $150 and approximately $1,301 for legal and other expenses incurred by the Company, GE Capital and CFE in connection with the GE Capital Credit Facility and the CFE Transaction. At December 31, 2000, $2,842 of these fees were recorded as deferred financing costs and are being amortized over the five year term of the GE Capital Credit Facility.

      The GE Capital Credit Facility contains covenants requiring the Company, among other things and subject to specified exceptions, to (a) make certain prepayments against principal, (b) maintain specified cash management systems,
(c) maintain specified insurance protection, (d) refrain from commercial transactions, management agreements, service agreements and borrowing transactions with certain related parties, (e) refrain form making payments of cash dividends and other distributions to equity holders, payments in respect of subordinated debt, payments of management fees to certain affiliates and redemption of capital stock, (f) refrain from mergers, acquisitions or sales of capital stock or a substantial portion of the assets of the Company or its subsidiaries, (g) refrain from direct or indirect changes in control, (h) limit capital expenditures and (i) meet certain financial covenants.

      The GE Capital Credit Facility requires the Company, among other things, to comply with certain cash management requirements and financial covenants, including minimum levels of EBITDA and minimum ratios of EBITDA to fixed charges. In December 2000, the banks notified the Company that they considered the Company out of compliance with the minimum EBITDA and fixed charge coverage ratio covenants of the GE Capital Credit Facility as of September 30 and December 31, 2000. In addition, the banks noted that the Company had not fully implemented a required cash management system.

(b) Convertible Subordinated Debentures

      On July 20, 2000, in connection with the KPS Transaction, the Company cancelled all of the 1998 Debentures issued to Charterhouse pursuant to the Purchase Agreement entered into between Charterhouse and the Company in November 1998, an in lieu thereof, issued to Charterhouse $84,500 aggregate principal amount of new Debentures (the "Debentures") which aggregate principal amount was equal to the aggregate principal amount of the 1998 Debentures then outstanding plus accrued interest thereon to July 20, 2000. In connection with this transaction,

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

     Charterhouse waived its right to require the Company to redeem the 1998 Debentures at 106.5% of the aggregate principal amount of the 1998 Debentures upon consummation of the KPS Transaction and waived certain corporate governance rights that existed under its Investor's Agreement with the Company. In addition, the Company paid Charterhouse a closing fee of 183,922 shares of Common Stock, and reimbursed Charterhouse for its fees and expenses incurred in connection with the transaction, which totaled approximately $200.

     The Debentures are convertible into Common Stock at any time, at Charterhouse's option, at an initial exercise price of $150.00 per share, subject to adjustment as provided in the Amended and Restated Purchase Agreement entered into between the Company and Charterhouse (the " Amended Charterhouse Purchase Agreement"). Under the Amended Charterhouse Purchase Agreement, the Debentures are redeemable at par plus accrued interest under certain circumstances. The Debentures bear interest at a rate of 8% annually, payable in kind for the first five years following issuance, and thereafter either in kind or in cash, at the Company's discretion. As of December 31, 2000, $87,568 of Debentures were outstanding. As of December 31, 2000, the Company recorded $7,816 in interest expense, closing fees and the amortization of deferred financing costs related to the Debentures.

     At December 31, 2000, debt maturities were as follows:

           2001................................        $  32,163
           2002-2005...........................               --
           Thereafter..........................           87,568
                                                       ---------
                                                       $ 119,731
                                                       =========

(10) Leases

      The Company leases both facilities and equipment used in its operations and classifies those leases as either operating or capital leases following the provisions of SFAS No. 13, Accounting for Leases. Concurrent with certain acquisitions, the Company entered into various noncancelable agreements with the former owners/shareholders of the companies acquired to lease facilities used in the acquired companies' operations. The terms of the Company's operating leases range from one to twenty years and certain lease agreements provide for price escalations. Rent expense incurred by the Company was $9,067, $8,386 and $2,518 in 2000, 1999, and 1998, respectively. Included within rent expense was $2,720, $2,542 and $1,024 in 2000, 1999 and 1998, respectively, that was paid to the former owners/shareholders.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

      Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2000 were as follows:

                                                                            Operating leases
                                                                      ---------------------------
                                                      Capital lease   Related
            Year ending December 31,                   obligations     Party      Other     Total
            ------------------------                   -----------     -----      -----     -----
2001                                                      $ 230        2,118      4,749     6,867
2002                                                        190        1,266      2,886     4,152
2003                                                         64          738      1,743     2,481
2004                                                         17          320      1,205     1,525
2005                                                         13          273        708       981
Thereafter.......................................            --        1,595         29     1,624
                                                          -----        -----     ------    ------
Future minimum lease payments....................           514        6,310     11,320    17,630
                                                          -----        -----     ------    ------
Less: imputed interest...........................           (49)
                                                          -----
Present value of minimum lease payments..........         $ 465
                                                          =====

(11) Income Taxes

      Income tax expense (benefit) at December 31, 2000, 1999 and 1998 consisted of the following:

                                         2000             1999             1998
                                       -------           ------            -----
Current:
     Federal .................         $  (113)          (1,501)           1,555
     State ...................           1,254             (116)             289
                                       -------           ------            -----
                                         1,141           (1,617)           1,844
                                       -------           ------            -----
Deferred:
     Federal .................             635           (3,287)           1,408
     State ...................              70             (254)             251
                                       -------           ------            -----
                                           705           (3,541)           1,659
                                       -------           ------            -----
                                       $ 1,846           (5,158)           3,503
                                       =======           ======            =====

      The following table reconciles the expected tax expense (benefit) at the Federal statutory rate to the effective tax rate for the year ended December 31, 2000, 1999 and 1998:

                                                                     2000                     1999                     1998
                                                           ---------------------     ---------------------     --------------------
                                                             Amount           %       Amount            %       Amount           %
                                                           --------          ---     --------        -----     --------        ----
Expected tax expense (benefit) at statutory rate .......   $(56,045)       (34.0)%   $(11,852)       (34.0)%   $  2,684        34.0%
State taxes, net of federal benefit ....................      1,310          0.7         (372)        (1.1)         356         4.5
Non-deductible goodwill ................................        902          0.6        1,344          4.1          431         5.5
Impairment of non-deductible goodwill ..................     38,914         23.6        5,634         15.9           --          --
Net operating losses limited under
     IRC Section 382 ...................................     13,473          8.2           --           --           --          --

Valuation allowance ....................................      3,414          2.1           --           --           --          --

Other ..................................................       (122)        (0.1)          88          0.3           32         0.4
                                                           --------          ---     --------        -----     --------        ----
                                                           $  1,846          1.1%    $ (5,158)       (14.8)%   $  3,503        44.4%
                                                           ========          ===     ========        =====     ========        ====

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, 2000 and 1999:

                                                                                                    2000          1999
                                                                                                  --------       ------
Deferred tax assets:
   Accounts receivable, due to allowance for doubtful accounts ...............................    $    987          915
   Non-deductible accruals ...................................................................       1,763           --
   Intangible assets .........................................................................          85          658
   Goodwill, due to impairment charge associated with tax deductible
    portion ..................................................................................       7,395        4,291
   Net operating loss carryforward ...........................................................       8,998        5,572

   Other, net ................................................................................         334          191
                                                                                                  --------       ------
     Total gross deferred tax assets .........................................................      19,562       11,627
     Less valuation allowance ................................................................      (3,680)          --
                                                                                                  --------       ------
                                                                                                    15,882       11,627
Deferred tax liabilities:
   Vehicles and equipment, due to differences in
    depreciation lives and methods ...........................................................     (12,328)      (8,914)
   Computer software, due to acceleration of research and experimentation
    credit ...................................................................................        (839)      (1,156)
   Goodwill, due to differences in amortization lives associated with tax
    deductible portion .......................................................................      (2,064)      (1,633)
   Goodwill, due to acceleration of certain acquisition costs for tax
    purposes .................................................................................      (3,604)      (1,872)
   Other taxable temporary differences, due to differences in basis of
    accounting for companies acquired ........................................................        (418)        (671)
   Other, net ................................................................................          --          (47)
                                                                                                  --------       ------
     Net deferred tax liability ..............................................................    $ (3,371)      (2,666)
                                                                                                  ========       ======

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the two previous tax years to which tax loss carryback can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future income, taxable income in the carryback period and tax planning strategies in making this assessment. Management has recorded a valuation allowance with respect to the future tax benefits and the net operating loss reflected as a deferred tax asset in the amount of $3,680 due to the uncertainty of their ultimate realization.

      Under Section 382 of the Internal Revenue Code, the use of loss carryforwards may be limited if a change in ownership of the Company occurs. The KPS Transaction constituted an ownership change under IRC Section 382 and resulted in the 100% limitation of net operating loss carryforwards amounting to $39,614 generated from the Company's inception through July 20, 2000, the date of the KPS Transaction.

      At December 31, 2000, the Company had a net operating loss carryforward of approximately $24,600. This net operating loss carryforward was generated during the period July 21, 2000 through December 31, 2000 and will expire in 2020.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

(12) Acquisitions

      On May 6, 1998, the Company acquired seven businesses, referred to as the "Founding Companies," for aggregate consideration (excluding assumed indebtedness) of $27,809 in cash and 237,574 shares of common stock valued at $24,708. Between May 7, 1998 and May 5, 1999, the Company acquired 49 other businesses, referred to as the "Acquired Companies," for aggregate consideration (excluding assumed indebtedness) of $110,074 in cash and 498,368 shares of common stock valued at $77,294. The Company has not completed any acquisitions since May 5, 1999. The Founding Companies and Acquired Companies are located throughout the United States, with the majority located in the Western Region of the country. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of the Founding Companies and Acquired Companies have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired, including certain direct costs associated with the acquisitions, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. The results of operations of the Founding Companies and the Acquired Companies have been included in the Company's results of operations from their respective acquisition dates.

      As discussed in note 15(a), contingent consideration is due in connection with the acquisitions of certain Founding Companies and Acquired Companies. In some cases, consideration is based on specific net revenue goals over each of the five years subsequent to acquisition. In other cases, contingent consideration is determined from the Company's evaluation of certain financial ratios or other contingencies, for a specific period of time subsequent to acquisition. Contingent purchase price consideration is capitalized when earned and amortized over the remaining life of the goodwill associated with the respective acquisition.

      The following unaudited pro forma financial information presents the combined results of operations as if all the acquisitions that were made by the Company through December 31, 1999, had occurred as of January 1, 1998, after giving effect to certain adjustments including amortization of goodwill, additional depreciation expense, agreed-upon reductions in salaries and bonuses to former owners/shareholders and related income tax effects. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had a single entity operated during such periods.

                                      Year ended December 31, 1999                 Year ended December 31, 1998
                              -------------------------------------------   -------------------------------------------
                                                                                             (Unaudited)
                                                                                              Proforma
                                                                                              Combined
                                                (Unaudited)                                   Founding
                                                 Proforma                                     Companies
                                  United         Combined                       United           And
                                   Road          Acquired                        Road         Acquired
                              Services, Inc.     Companies       Total      Services, Inc.    Companies         Total
                              --------------     ---------       -----      --------------    ---------         -----
Net revenue                   $    255,112          10,743        265,855         87,919         195,359        283,278
                              ============     ===========    ===========    ===========     ===========    ===========

Net income (loss)             $    (29,700)            634        (29,066)         4,392          10,787         15,179
                              ============     ===========    ===========    ===========     ===========    ===========
Diluted income (loss)
  per common share                                            $    (16.31)                                         8.50
                                                             =============                                   ==========

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

(13) Segment and Related Information

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

      Net revenue from one customer was in excess of 10% of the Company's consolidated net revenue for the years ended December 31, 2000 and 1999. Net revenue generated from this customer was $27,817 (11.3% of net revenue) and $26,701 (10.5% of net revenue) for the years ended December 31, 2000 and 1999, respectively, and is attributable to the Company's Transport segment. For the year ended December 31, 1998, no individual customer represented 10% or more of the Company's consolidated net revenue.

      The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies, as outlined in note
1. For the year ended December 31, 1998, the Company's first year of operations, the Company evaluated the performance of its operating segments based on income
(loss) before income taxes. During the year ended December 31, 1999, management determined that a more appropriate measure of the performance of its operating segments could be made through an evaluation of each segment's income (loss) from operations. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) from operations for the years ended December 31, 2000, 1999 and 1998. Intersegment revenues and transfers are not significant.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

      Summarized financial information for the years ended December 31, 2000, 1999 and 1998 concerning the Company's reportable segments is shown in the following table:

Year ended December 31, 2000

                                                                                      Towing
                                                                 Transport         and Recovery           Other              Total
                                                                 ---------         ------------           -----              -----
Net revenue from external customers ....................         $ 151,313             95,253                 --            246,566
Cost of revenue (including depreciation) ...............           131,497             81,154                 --            212,651
Impairment charge ......................................            81,151             48,304                 --            129,455
loss from operations ...................................           (78,454)           (50,008)           (14,302)          (142,764)
Interest income ........................................                11                  6                267                284
Interest expense .......................................                32                 20             14,182             14,234
Total assets ...........................................           102,125             66,548              9,720            178,393
Capital expenditures ...................................             6,139              1,611                100              7,850
Depreciation and amortization ..........................             7,637              5,594              1,537             14,768

Year ended December 31, 1999

                                                                                      Towing
                                                                 Transport         and Recovery           Other              Total
                                                                 ---------         ------------           -----              -----
Net revenue from external customers ....................         $ 155,333             99,779                 --            255,112
Cost of revenue (including depreciation) ...............           122,774             79,814                 --            202,588
Impairment charge ......................................            10,053             18,228                 --             28,281
Income (loss) from operations ..........................             5,281            (14,571)           (14,045)           (23,335)
Interest income ........................................                19                 --                 58                 77
Interest expense .......................................                51                 11             11,357             11,419
Total assets ...........................................           190,506            119,272             12,667            322,445
Capital expenditures ...................................            10,064              4,127              5,997             20,188
Depreciation and amortization ..........................             7,789              6,590              1,248             15,627

Year ended December 31, 1998

                                                                                      Towing
                                                                 Transport         and Recovery           Other              Total
                                                                 ---------         ------------           -----              -----
Net revenue from external customers ....................         $  46,908             41,011                 --             87,919
Cost of revenue (including depreciation) ...............            34,955             29,810                 --             64,765
Income (loss) from operations ..........................             7,886              4,706             (3,611)             8,981
Interest income ........................................                25                 19                614                658
Interest expense .......................................               160                 69              1,359              1,588
Total assets ...........................................           115,324            126,479              6,929            248,732
Capital expenditures ...................................             5,177              3,322              2,798             11,297
Depreciation and amortization ..........................             1,948              2,895                413              5,256

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

      The following are reconciliations of the information used by the chief operating decision maker for the years ended December 31, 2000, 1999 and 1998 to the Company's consolidated totals:

                                                                                       2000               1999               1998
                                                                                    ---------          ---------            -------
Reconciliation of income (loss) before income taxes:
    Total profit (loss) from reportable segments ..........................         $(128,462)            (9,290)            12,592
    Unallocated amounts:
       Interest income ....................................................               284                 77                658
       Interest expense ...................................................           (14,234)           (11,419)            (1,588)
       Depreciation and amortization ......................................              (593)            (1,248)              (413)
       Other selling, general and administrative expenses .................           (13,709)           (12,797)            (3,198)
       Other expense, net .................................................              (372)              (181)              (156)
                                                                                    ---------          ---------            -------
            Income (loss) before income taxes .............................         $(157,086)           (34,858)             7,895
                                                                                    =========          =========          =========
Reconciliation of total assets:
    Total assets from reportable segments .................................           168,673            309,778            241,803
    Unallocated amounts:
       Prepaid income taxes ...............................................               473              3,534                465
       Vehicles and equipment, net ........................................             3,424              4,945              2,604
       Deferred financing costs, net ......................................             5,570              4,109              3,552
       Other non-current assets ...........................................               253                 79                308
                                                                                    ---------          ---------            -------
            Total assets ..................................................         $ 178,393            322,445            248,732
                                                                                    =========          =========          =========

(14) Commitments and Contingencies

(a) Purchase Commitments

      As of December 31, 2000, the Company had entered into commitments to purchase 37 transport vehicles, 2 trailers and 4 towing and recovery vehicles for approximately $6,105. Of the 37 transport vehicles, 19 vehicles, with a cost of approximately $3,142, are to be delivered pursuant to an agreement with one vehicle manufacturer.

(b) Employment Contracts

      During 2000, 1999 and 1998, the Company entered into certain employment agreements with members of senior management, as well as previous owners or key employees of companies acquired. Certain of these agreements represent noncancelable contracts whereby, if the individual is discharged, severance payments are required to be made throughout the remaining term of the agreement. The terms of these noncancelable agreements range through May 2003.

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

(d) Employee Benefit Plans

      The Company maintains certain 401(k) plans that enable eligible employees to defer a portion of their income through contributions to the plans. The Company contributed $660, $863 and $35 to these plans during the years ended December 31, 2000, 1999 and 1998, respectively.

(15) Related Party Transactions

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

      At December 31, 2000 and 1999, the Company recorded additional goodwill and a liability within due to related parties on the accompanying consolidated balance sheets in the amount of $339 and $450, respectively, related to these earn-out arrangements. The accrued amount represents the fair value of 677,018 and 27,723 shares of common stock at December 31, 2000 and 1999, respectively, payable pursuant to such arrangements. During 1999, earn-out payments were made in the form of $267 in cash and the issuance of 4,773 shares of the Company's common stock valued at $223.

(b) Management Fee

      In connection with the KPS Transaction, the Company entered into a Management Services Agreement pursuant to which the Company is required to pay KPS a management fee of $250 per fiscal quarter payable within 30 days after the end of each fiscal quarter. At December 31, 2000, the Company recorded a liability in due to related parties on the accompanying consolidated balance sheet in the amount of $250 representing the management fee for the fourth quarter of 2000. For the year ended December 31, 2000, $446, representing the 2000 management fees, is included in selling, general and administrative expenses.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

(c) Employment and Consultant Agreements with Directors

      In 1998, the Company entered into consultant agreements with two directors. Pursuant to these agreements, each of the directors were entitled to receive from the Company a consulting fee equal to two percent of the gross revenue of each company that the respective director assisted the Company in acquiring, with the fee being based upon such acquired company's gross revenue for the twelve months immediately preceding the acquisition. These consultant agreements were terminated in September 1999. In addition, the Company entered into an employment agreement, in 1998, with a third director pursuant to which the director serves as a Vice President of the Company for a term of three years, with an annual base salary of $150. The employment and consultant agreements described above also contain covenants not to compete with the company for one year after the termination of the agreements.

(d) Employment and Consultant Agreements With Former Owners

      Upon consummation of certain acquisitions, the Company entered into employment or consultant agreements with certain former owners of the companies acquired. The terms of these agreements range from one to five years, and the agreements vary with respect to compensation and duties. Under certain agreements, the company has committed to compensation amounts in excess of the current market value. For the years ended December 31, 2000 and 1999, the Company recorded $462 and $2,539, respectively, of the excess compensation (over current market value) as additional purchase price consideration and will amortize this amount over the remaining life of the goodwill associated with the company acquired.

(e) Holdback

      During 1999 and 1998, the Company withheld consideration in connection with certain acquisitions in the form of cash and/or common stock that was required to be released based on the achievement of certain financial ratios, or other contingencies, after a contractually defined period of time. The Company did not record a liability for the cash withheld or consider the shares of common stock issued or outstanding until the satisfaction of the defined contingencies. At December 31, 2000, the Company had no cash or shares of common stock withheld. At December 31, 1999, the Company had cash and shares of common stock withheld of $884 and 22,672, respectively.

(f) Lease Agreements

      As described in note 10, concurrent with the acquisition of certain companies, the Company entered into various agreements with former owners to lease land and buildings used in the acquired companies' operations. In the opinion of management, these agreements were entered into at the fair market values of the property being leased.

(g) Employee Lease Agreement

      During 2000 and 1999, the Company paid $11,215 and $10,500, respectively, to Translesco, Inc. ("Translesco") in connection with an agreement whereby the Company leases employees from Translesco to provide services to one of the divisions within the Company's Transport segment. The President of the Company's Transport Division is the majority owner of Translesco. The Company will continue to lease employees from Translesco until such time as the Company determines otherwise.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

(16) Financial Instruments

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

            Long-term Debt--The carrying amount of the Company's bank borrowings under its revolving credit facility approximate fair value because the interest rates are based on floating rates identified by reference to market rates. At December 31, 2000 and 1999, management estimates that the fair value of the convertible subordinated debentures approximated $68,720 and $59,926. This amount was estimated based upon rates currently available to the Company for indebtedness with similar terms and maturities.

            Letters of Credit--The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value and fair value of the letters of credit at December 31, 2000 and 1999 was $12,038 and $3,388, respectively.

(b) Off-Balance Sheet Risk

      In the normal course of business, the Company is a party to letters of credit which are not reflected in the accompanying consolidated balance sheets. Such financial instruments are to be valued based on the amount of exposure under the instrument and the likelihood of performance being requested. No claims have been made against these letters of credit and management does not expect any material losses to result from these off-balance sheet instruments. At December 31, 2000 and 1999, the Company had letters of credit outstanding totaling $12,038 and $3,388, respectively.

(17) Quarterly Consolidated Financial Data (Unaudited)

      The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2000, 1999 and 1998:

                                                                                2000 quarterly period ended
                                                                    ------------------------------------------------------
                                                                    March 31      June 30      September 30    December 31
                                                                    --------      -------      ------------    -----------
Net revenue .....................................................   $ 65,463        62,717        61,346        57,040
Income (loss) from operations ...................................       (390)     (129,294)       (1,989)      (11,091)
Net income (loss) ...............................................     (2,853)     (140,494)       (7,425)       (8,160)
Basic loss per common share (a) .................................   $  (1.61)       (76.23)        (3.73)        (3.90)
                                                                    ========      ========        ======       =======
Diluted loss per common share (a) ...............................   $  (1.61)       (76.23)        (3.73)        (3.90)
                                                                    ========      ========        ======       =======

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)

                                                                             1999 quarterly period ended
                                                                 ------------------------------------------------------
                                                                 March 31      June 30      September 30    December 31
                                                                 --------      -------      ------------    -----------
Net revenue ...................................................  $ 59,453       65,482          64,150         66,027
Income (loss) from operations .................................     5,876        4,009          (1,643)       (31,577)
Net income (loss) .............................................     2,010          470          (3,687)       (28,493)
Basic earnings (loss) per common share (a) ....................  $   1.22          .28           (2.16)        (16.64)
                                                                 ========      =======          ======        =======
Diluted earnings (loss) per common share (a) ..................  $   1.16          .26           (2.16)        (16.64)
                                                                 ========      =======          ======        =======

                                                                             1998 quarterly period ended
                                                                  -----------------------------------------------------
                                                                  March 31    June 30      September 30     December 31
                                                                  --------    -------      ------------     -----------
Net revenue ..............................................       $     --        8,468          36,374         43,077
Income (loss) from operations ............................           (390)         544           4,167          4,660
Net income (loss) ........................................           (232)         457           1,970          2,197
Basic earnings (loss) per common share (a) ...............       $   (.82)         .49            1.40           1.48
                                                                 ========    =========       =========      =========
Diluted earnings (loss) per common share (a) .............       $   (.82)         .48            1.38           1.46
                                                                 ========    =========       =========      =========

- ----------
(a) Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings (loss) per common share does not equal the total computed for the year as a result of the increase in outstanding common shares due to shares issued in conjunction with certain acquisitions as discussed in note 12 and note 15(e).

(18) Subsequent Event

On March 30, 2001, the Company entered into an amendment to the GE Capital Credit Facility under which the banks waived financial covenant violations related to required EBITDA levels and fixed charge coverage ratios existing at September 30, 2000 and December 31, 2000 and agreed to extend to April 30, 2001 the date by which the Company must fully implement a required cash management system. The amendment reduces the minimum levels of EBITDA, maximum levels of capital expenditures and minimum fixed charge coverage ratios the Company is required to meet under the GE Capital Credit Facility and requires the Company to maintain minimum levels of liquidity.

                                                                     SCHEDULE II

                           UNITED ROAD SERVICES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at
                                               Beginning        Charged to                                         Balance at
                                                  of             Costs and                                           End of
                                                Period           Expenses         Other (a)       Deductions          Period
                                                ------           --------         ---------       ----------          ------
Allowance for doubtful accounts:
     December 31, 2000 .....................   $2,800,703        2,882,252               --        2,988,390        2,694,565
     December 31, 1999 .....................    1,131,788        2,413,000          568,370        1,362,455        2,800,703
     December 31, 1998 .....................           --          183,000        1,263,006          314,218        1,131,788

- ----------
(a) Represents allowance for doubtful accounts recorded through purchase accounting adjustments related to acquisitions.