Form 10-Q
period 2001-03-31
UNITED ROAD SERVICES INC
filed 2001-05-15
CIK 1056562

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(MARK)
 [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                          OF 1934 FOR THE PERIOD ENDED
                                 MARCH 31, 2001

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


     As of May 14, 2001, the registrant had 2,091,652 shares of common stock issued and outstanding.

================================================================================

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
               Form 10-Q For The Three Months Ended March 31, 2001

                  Index                                                         Page
Part I.  - Financial Information

         Item 1   Condensed Consolidated Financial Statements
                  Condensed Consolidated Balance Sheets as of
                      March 31, 2001 and December 31, 2000                         2

                  Condensed Consolidated Statements of Operations
                      For the Three Months Ended
                      March 31, 2001 and March 31, 2000                            3

                  Condensed Consolidated Statements of Cash Flows for
                      the Three Months Ended March 31, 2001 and March 31, 2000     4

                  Notes to Condensed Consolidated Financial Statements             6

         Item 2   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                         11

         Item 3   Quantitative and Qualitative Disclosures about Market Risk      16

Part II. - Other Information

         Item 1   Litigation                                                      17

         Item 2   Changes in Securities and Use of Proceeds                       17

         Item 5   Other Events                                                    17

         Item 6   Exhibits and Reports on Form 8-K                                17

Signatures                                                                        18

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except share amounts and per share data)

ASSETS                                                                   March 31, 2001    December 31, 2000
                                                                         --------------    -----------------
                                                                           (Unaudited)
 Current assets:
         Cash and cash equivalents                                          $     901             2,615
         Trade receivables, net of allowance for doubtful
           accounts of $2,379 at March 31, 2001
           and $2,686 at December 31, 2000                                     20,814            18,981
         Other receivables, net of allowance for doubtful accounts
           of  $0 at March 31, 2001 and $9 at December 31, 2000                   675               903
         Prepaid licenses and fees                                              1,038               317
         Prepaid expenses and other current assets                              1,663             2,030
                                                                            ---------         ---------
                  Total current assets                                         25,091            24,846

 Vehicles and equipment, net                                                   69,720            69,419
 Deferred financing costs, net                                                  5,426             5,570
 Goodwill, net                                                                 77,178            78,020
 Other non-current assets                                                         512               538
                                                                            ---------         ---------
                  Total assets                                              $ 177,927           178,393
                                                                            =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
         Current installments of obligations for equipment under
            finance contracts and capital leases                            $     433              458
         Borrowings under credit facility                                      35,789           32,163
         Accounts payable                                                       7,632            8,722
         Accrued expenses                                                      11,026           11,115
         Due to related parties                                                   264              589
                                                                            ---------        ---------
                  Total current liabilities                                    55,144           53,047

 Obligations for equipment under finance contracts and capital
           leases, excluding current installments                                 465              547
 Long-term debt                                                                89,320           87,568
 Deferred tax liability                                                         3,371            3,371
 Other long-term liabilities                                                    1,616            1,254
                                                                            ---------        ---------
                  Total liabilities                                           149,916          145,787
                                                                            ---------        ---------

 Stockholders' equity:
         Preferred stock; $ 0.001 par value; 5,000,000 shares authorized;
           662,119 shares issued and outstanding                                    1                1
         Common stock; $0.01 par value; 35,000,000 shares
           authorized; 2,091,652 shares issued and outstanding
           at March 31, 2001 and December 31, 2000, respectively                   21               21

         Additional paid-in capital                                           217,580          217,661
         Accumulated deficit                                                 (189,591)        (185,077)
                                                                            ---------        ---------
                  Total stockholders' equity                                   28,011           32,606
                                                                            ---------        ---------
                  Total liabilities and stockholders' equity                $ 177,927          178,393
                                                                            =========        =========

     See accompanying notes to condensed consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                          2001            2000
                                                          ----            ----

Net revenue                                            $   58,868        65,463

Cost of revenue, excluding depreciation                    47,322        52,350
Selling, general and administrative expenses                9,818         9,665
Amortization of goodwill                                      517         1,339
Depreciation                                                2,362         2,499
                                                       ----------     ---------
       Loss from operations                                (1,151)         (390)

Other income (expense):
    Interest income                                            13            63
    Interest expense                                       (2,876)       (3,275)
    Other                                                      25          (250)
                                                       ----------     ---------
       Loss before income taxes                            (3,989)       (3,852)

Income tax expense (benefit)                                  145          (999)
                                                       ----------     ---------
       Net loss                                        $   (4,134)       (2,853)
                                                       ==========     =========

Share amounts:

       Basic and fully diluted loss per share          $    (1.98)        (1.61)
                                                       ==========     =========

       Weighted average shares outstanding              2,091,652     1,768,966
                                                       ==========     =========

     See accompanying notes to condensed consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Three months ended
                                                                                         March 31,
                                                                                   2001            2000
                                                                                   ----            ----
Net loss                                                                         $(4,134)         (2,853)

Adjustments to reconcile net loss to net cash provided by operating activities:

         Depreciation and amortization                                             3,121           4,056
         Provision for doubtful accounts                                             300             229
         Deferred income taxes                                                         -          (1,009)
         Interest expense, paid-in-kind                                            1,752           1,618
         Loss (gain) on sale of vehicles and equipment, net                          (32)             10
         Loss on sale of division                                                      -             212
         Changes in operating assets and liabilities:
                    Decrease (increase) in trade receivables                      (2,133)          2,255
                    Decrease in other receivables                                    228              82
                    Increase in prepaid licenses and fees                           (721)         (1,004)
                    Decrease in prepaid expenses and other
                        current assets                                               349           1,148
                    Decrease (increase) in other non-current assets                   (5)             61
                    Decrease in accounts payable                                  (1,090)           (767)
                    Decrease in accrued expenses                                     (89)           (243)
                    Decrease in long-term liabilities                                (18)           (316)
                                                                                --------         -------
                        Net cash (used) provided by operating activities          (2,472)          3,479
                                                                                --------         -------

Investing activities:
     Purchases of vehicles and equipment                                          (2,985)           (857)
     Proceeds from sale of vehicles and equipment                                    354             239
     Proceeds received from sale of division                                           -             450
     Amounts payable to related parties                                                -            (711)
                                                                                --------         -------
                        Net cash used in investing activities                     (2,631)           (879)
                                                                                --------         -------

Financing activities:
     Convertible preferred stock offering costs                                      (81)              -
     Net borrowings on revolving credit facility                                   3,626               -
     Payments of deferred financing costs                                            (98)            (58)
     Payments on capital leases                                                      (58)            (71)
                                                                                --------         -------
                        Net cash (used) provided by financing activities           3,389            (129)
                                                                                --------         -------

Increase (decrease) in cash and cash equivalents                                  (1,714)          2,471
Cash and cash equivalents at beginning of period                                   2,615           4,115
                                                                                --------         -------
Cash and cash equivalents at end of period                                      $    901           6,586
                                                                                ========         =======

                                   (continued)

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                                 (In thousands)

                                   (Unaudited)


                                                                                              Three months ended
                                                                                                   March 31,
                                                                                           2001                2000
                                                                                           ----                ----
Supplemental disclosures of cash flow information
        Cash paid (received) during the period for:

                  Interest                                                             $        939           1,373
                                                                                         ==========        ========
                  Income tax refunds, net                                              $        (24)           (868)
                                                                                         ==========        ========

Supplemental disclosure of non-cash investing and financing activity

                  Increase in additional paid-in capital for unpaid
                     cumulative dividend on preferred stock                            $        380               -
                                                                                         ==========        ========



































     See accompanying notes to condensed consolidated financial statements.

                           UNITED ROAD SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                 (In thousands, except share and per share data)
                                   (Unaudited)

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

                  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC.

         (b)      Organization and Business

                  The Company, a Delaware corporation, was formed in July 1997 to become a leading national provider of motor vehicle and equipment towing, recovery and transport services. From inception through May 5, 1999, the Company acquired 56 businesses (the "Acquired Companies"), seven of which (the "Founding Companies") were acquired simultaneously with the consummation of an initial public offering of the Company's common stock in May 1998. Consideration for these businesses consisted of cash, common stock and the assumption of indebtedness. All of these acquisitions were accounted for utilizing the purchase method of accounting.

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

                  The towing and recovery segment provides towing, impounding, repossession and storing services, and performs lien sales and auctions of abandoned vehicles. In addition, the towing and recovery segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment. Revenue from towing and recovery services is principally derived from rates based on distance, time or fixed charges, and any related impound and storage fees. Customers of the towing and recovery division include automobile dealers, finance companies, repair shops and fleet operators, law enforcement agencies, municipalities and individual motorists.

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

                           UNITED ROAD SERVICES, INC.
         Notes to Condensed Consolidated Financial Statements, continued
                 (In thousands, except share and per share data)
                                   (Unaudited)

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

         (e)      Share and Per Share Amounts

                  All share and per share amounts in the accompanying unaudited condensed consolidated financial statements have been restated to give effect to the one-for-ten reverse stock split effected by the Company in May 2000.

                  Basic earnings (loss) per share is computed by dividing income
                  (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company (such as stock options, warrants and convertible subordinated debentures). The impact of the Company's outstanding stock options, warrants and convertible subordinated debentures has been excluded, as the effect would be antidilutive.

         (f)      Goodwill

                  In accordance with Accounting Principles Board Opinion No. 17, Intangible Assets, the Company continually evaluates whether events and circumstances that may affect the characteristics of comparable data discussed above warrant revised estimates of the useful lives or recognition of a charge-off of the carrying amounts of the associated goodwill.

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

         (g)      Impact of Recently Issued Accounting Standards

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is required to be adopted in years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001. At March 31, 2001, the Company was not active in the use of derivative products or arrangements and the adoption of SFAS No. 133 did not have a material financial impact on the Company's condensed consolidated financial statements. The Company will continue to evaluate future contractual arrangements entered into that may affect this determination.

                           UNITED ROAD SERVICES, INC.
         Notes to Condensed Consolidated Financial Statements, continued
                 (In thousands, except share and per share data)
                                   (Unaudited)

         (h)      Reclassifications

                  Certain reclassifications of the prior year's condensed consolidated financial statements have been made to conform to the current year presentation.

 (2)     Due to Related Parties

         The Company is obligated to make certain earn-out payments, in the form of common stock, to the former owners of the Founding Companies and one other Acquired Company. For each of the years 1998 through 2002, the Company will be required to make an earn-out payment to the former owners of each of these companies that achieves certain net revenue targets. The net revenue target for 1998 was generally 110% of 1997 net revenue of the particular company, and for the years 1999 through 2002 the net revenue target is 110% of the greater of the prior year's actual net revenue or target net revenue. If the net revenue target is achieved for a particular year, an initial payment, generally equal to 5% of the excess of actual net revenue over the net revenue target, is due. Upon achievement of the net revenue target for a particular year, subsequent and equal payments will also be due for each year through 2002, provided that the actual net revenue for the respective subsequent year exceeds the actual net revenue for the year that the net revenue target was first achieved. The aggregate of all earn-out payments to a former owner shall not exceed the total number of shares received by the former owner at the date of acquisition. At March 31, 2001 and December 31, 2000, the Company recorded additional goodwill and a liability within accrued expenses on the accompanying condensed consolidated balance sheet to reflect earn-out payments due in the amount of $14 and $339 respectively.

(3)      Debt

         On July 20, 2000, the Company and its subsidiaries entered into a senior secured revolving credit facility (the "GE Capital Credit Facility") with a group of banks led by General Electric Capital Corporation ("GE Capital").

         The GE Capital Credit Facility has a term of five years and a maximum borrowing capacity of $100,000. The facility includes a letter of credit sub-facility of up to $15,000. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price or the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. As of March 31, 2001, $35,789 was outstanding under the GE Capital Credit Facility, excluding letters of credit of $11,223, and an additional $13,390 was available for borrowing.

         The GE Capital Credit Facility requires the Company, among other things, to comply with certain cash management requirements and financial covenants. These include the maintenance of a cash management system under which all Company deposits are swept daily to pay down the outstanding loan balance, minimum levels of EBITDA and minimum ratios of EBITDA to fixed charges. In December 2000, the banks notified the Company that the Company had failed to fully implement the required cash management system by the date required by the GE Capital Credit Facility. On March 30, 2001, the Company entered into an amendment to the GE Capital Credit Facility under which the banks agreed to extend to April 30, 2001 the date by which the

                           UNITED ROAD SERVICES, INC.
         Notes to Condensed Consolidated Financial Statements, continued
                 (In thousands, except share and per share data)
                                   (Unaudited)

         Company must fully implement the cash management system. On May 11, 2001 the banks agreed to further extend the deadline to June 15, 2001.

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

         The accounting policies of each of the segments are the same as those of the Company, as outlined in note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts have been reclassified for consistent presentation. The Company evaluates the performance of its operating segments through an evaluation of the Company's income (loss) from operations. Accordingly, the Company's summarized segment financial information is presented below on the basis of income (loss) from operations for the three month periods ended March 31, 2001 and 2000. Inter-segment revenues and transfers are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                                            Towing and
                                                           Transport         Recovery        Corporate           Total
                                                          ----------         --------        ---------         --------
      Three months ended March 31, 2001
          Net revenues from external customers            $   35,487           23,381              -            58,868
          Cost of revenue, including depreciation             30,954           18,730              -            49,684
          Income (loss) from operations                          693            1,312         (3,156)           (1,151)

                                                                            Towing and
                                                           Transport         Recovery        Corporate           Total
                                                          ----------         --------        ---------         --------
     Three months ended March 31, 2000
         Net revenues from external customers             $   40,521           24,942              -            65,463
         Cost of revenue, including depreciation              33,751           21,098              -            54,849
         Income (loss) from operations                         2,450              164         (3,004)             (390)


                           UNITED ROAD SERVICES, INC.
         Notes to Condensed Consolidated Financial Statements, continued
                 (In thousands, except share and per share data)
                                   (Unaudited)

The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals:


                                                                              Three months ended
                                                                                   March 31,
                                                                             2001               2000
                                                                             ----               ----
         Reconciliation of income before income taxes:

              Total profit from reportable segments:
                  Transport                                               $   693              2,450
                  Towing and Recovery                                       1,312                164
         Interest expense, net                                             (2,863)            (3,212)
                  Other selling, general and
                     administrative costs                                  (3,156)            (3,004)
                  Other expense                                                25               (250)
                                                                          -------             ------
              Loss before income taxes                                    $(3,989)            (3,852)
                                                                          =======             ======


(5)      Commitments and Contingencies

         The Company is subject to certain claims and lawsuits arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its operations. The Company maintains various insurance coverages in order to minimize financial risk associated with the claims. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have material effect on the Company's consolidated financial position or results from operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report.

On May 4, 2000, the Company effected a one-for-ten reverse stock split of its common stock. All share and per-share amounts in the following discussion and analysis have been restated to give effect to the reverse stock split.

Cautionary Statements

From time to time, in written reports and oral statements, management may discuss its expectations regarding United Road Services, Inc.'s future performance. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or other actions taken or to be taken by the Company, including the impact of such plans, strategies or actions on the Company's results of operations or components thereof, projected or anticipated benefits from operational changes, acquisitions or dispositions made or to be made by the Company, or projections, involving anticipated revenues, costs, earnings or other aspects of the Company's results of operations. The words "expect," "believe," "anticipate," "project," "estimate," "intend" and similar expressions, and their opposites, are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance but rather are based on currently available competitive, financial and economic data and management's operating plans. These forward-looking statements involve risks and uncertainties that could render actual results materially different from management's expectations. Such risks and uncertainties include, without limitation, the availability of capital to fund operations, including expenditures for new and replacement equipment, risks related to the Company's limited operating history and its ability to integrate acquired companies, risks related to the Company's ability to successfully improve the profitability of its acquired businesses, the loss of significant customers and contracts, changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety, risks related to the adequacy, functionality, sufficiency and cost of the Company's information systems, potential exposure to environmental and other unknown or contingent liabilities, risks associated with the Company's labor relations, risks related to the adequacy of the Company's insurance, changes in the general level of demand for towing, recovery and transport services, price changes in response to competitive factors, risks related to fuel, insurance, labor and other operating costs, risks related to the over-the-counter trading of the Company's common stock, seasonal and other event driven variations in the demand for towing, recovery and transport services, general economic conditions, and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (the "Risk Factors"). All statements herein that are not statements of historical fact are forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that those expectations will prove to have been correct. Certain other important factors that could cause actual results to differ materially from management's expectations ("Cautionary Statements") are disclosed in this Report. All written forward-looking statements by or attributable to management in this Report are expressly qualified in their entirety by the Risk Factors and the Cautionary Statements. Investors must recognize that events could turn out to be significantly different from what management currently expects.

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

Management's discussion and analysis addresses the Company's historical results of operations as shown in its unaudited condensed consolidated financial statements for the three months ended March 31, 2001 and 2000.

In the first quarter of 2000, the Company sold one towing and recovery division. In the second quarter of 2000, the Company closed two transport divisions and one towing and recovery division, and in some cases allocated certain equipment to other divisions. In the third quarter of 2000, the Company closed one towing and recovery division and allocated certain equipment to other divisions. In the fourth quarter of 2000, the Company closed two towing and recovery divisions and allocated certain equipment to other divisions. The Company's operating results for the first quarter of 2001 do not include the operating results of the two transport divisions and the five towing and recovery divisions sold or closed during 2000.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net Revenue. Net revenue decreased $6.6 million, or 10.1%, from $65.5 million for the three months ended March 31, 2000 to $58.9 million for the three months ended March 31, 2001. Of the net revenue for the three months ended March 31, 2001, 60.3% related to transport services and 39.7% related to towing and recovery services. Transport net revenue decreased $5.0 million, or 12.3%, from $40.5 million for the three months ended March 31, 2000 to $35.5 million for the three months ended March 31, 2001. The decrease in transport net revenue was primarily due to the closure of two transport divisions in the second quarter of 2000, combined with weak performance of the majority of the Company's transport businesses due to decreased demand for new and used vehicle transport services as compared to the prior year. Towing and recovery net revenue decreased $1.5 million, or 6.0%, from $24.9 million for the three months ended March 31, 2000 to $23.4 million for the three months ended March 31, 2001. The decrease in towing and recovery net revenue was primarily due to the sale of one towing and recovery division and the closure of four other towing and recovery divisions during 2000, combined with weak performance of certain towing and recovery businesses subsequent to acquisition, offset, in part, by increased revenue at certain other towing and recovery divisions.

Cost of Revenue. Cost of revenue, including depreciation, decreased $5.1 million, or 9.3%, from $54.8 million for the three months ended March 31, 2000 to $49.7 million for the three months ended March 31, 2001. Transport cost of revenue decreased $2.8 million, or 8.3%, from $33.7 million for the three months ended March 31, 2000 to $30.9 million for the three months ended March 31, 2001. The principal components of the decrease in transport cost of revenue consisted of a decrease in transport labor costs of $1.5 million, a decrease in costs of independent contractors, brokers and subcontractors of $1.3 million and a decrease in fuel costs of $677,000 (each of which was due, in part, to the closure of two transport divisions during the second quarter of 2000), offset in part by an increase in insurance expense of $807,000. Towing and recovery cost of revenue decreased $2.4 million, or 11.4%, from $21.1 million for the three months ended March 31, 2000 to $18.9 million for the three months ended March 31, 2001. The principal components of the decrease in towing and recovery cost of revenue consisted of a decrease in towing and recovery operating labor costs of $494,000, a decrease in costs of independent contractors, brokers and subcontractors of $263,000, a decrease in fuel costs of $218,000 (each of which was due in part to the sale of one towing and recovery division and the closure of four other towing and recovery divisions during 2000) and a decrease in scrap vehicle purchases of $802,000.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $68,000, or 0.7%, from $9.7 million for the three months ended March 31, 2000 to $9.8 million for the three months ended March 31, 2001. Transport selling, general and administrative expenses increased $39,000, or 1.6%, from $3.55 million for the three months ended March 31, 2000 to $3.59 million for the three months ended March 31, 2001. The principal component of the increase in transport selling, general and administrative expenses consisted of an increase in wages and benefits expense of $335,000 offset, in part, by a decrease in travel expense of $50,000 and a decrease in computer and telecommunications expenses of $53,000 (each of which was due in part to the closure of two transport divisions in the second quarter of 2000). Towing and recovery selling, general and administrative expenses decreased $34,000, or 1.1%, from $3.11 million for the three months ended March 31, 2000 to $3.08 million for the three months ended March 31, 2001. The principal components of the decrease in towing and recovery selling, general and administrative expenses consisted of a decrease in office and supply expenses of $50,000, a decrease in professional fees of $33,000 and a decrease in other miscellaneous administrative costs of $34,000 (each of which was due, in part, to the sale of one towing and recovery division and the closure of four other towing and recovery divisions during 2000), offset, in part, by an increase in bad debt expense of $74,000 and an increase in salary and wages expense of $26,000.

Corporate selling, general and administrative expenses increased $156,000, or 5.2%, from $3.0 million for the three months ended March 31, 2000 to $3.2 million for the three months ended March 31, 2001. The increase in corporate selling, general and administrative expenses was primarily due an increase in computer and telecommunication expense of $242,000 and an increase in bank service charges of $98,000, offset, in part, by a decrease in professional fees of $171,000 and a decrease in travel and entertainment expense of $161,000.

Amortization of Goodwill. Amortization of goodwill decreased $822,000, or 61.4%, from $1.3 million for the three months ended March 31, 2000 to $517,000 for the three months ended March 31, 2001. The decrease in goodwill amortization was the result of the goodwill impairment charge of $118.1 million as of June 30, 2000 associated with the Company's ongoing review of the recorded value of its long-lived assets and the recoverability of goodwill and the sale of one towing and recovery division in the first quarter of 2000.

Loss from Operations. Loss from operations increased $761,000, or 195.1%, from a loss of $390,000 for the three months ended March 31, 2000 to a loss of $1.2 million for the three months ended March 31, 2001. Transport income from operations decreased $1.8 million, or 72.0%, from income of $2.5 million for the three months ended March 31, 2000 to income of $693,000 for the three months ended March 31, 2001. The decrease in transport income from operations was primarily due to a decline in transport revenue, offset, in part, by decreased labor costs and decreased travel costs and computer and telecommunications expenses related to the operation of the transport business segment (each of which was due, in part, to the closure of two transport divisions in the second quarter of 2000). Towing and recovery income from operations increased $1.1 million, or 700.0%, from $164,000 for the three months ended March 31, 2000 to $1.3 million for the three months ended March 31, 2001. The increase in towing and recovery income from operations was primarily due to decreased administrative wages, operating labor costs, scrap vehicle purchases and facility rental expenses, offset, in part, by a decline in towing and recovery revenue (each of which was due, in part, to the sale of one towing and recovery division and the closure of four other towing and recovery divisions during
2000).

Interest Expense, net. Interest expense decreased $399,000, or 12.1%, from interest expense of $3.3 million for the three months ended March 31, 2000 to interest expense of $2.9 million for the three months ended March 31, 2001. Interest income decreased $50,000 from interest income of $63,000 for the three months ended March 31, 2000 to interest income of $13,000 for the three months ended March 31, 2001. The decrease in interest expense, net was related to refinancing of the Company's credit facility with a new group of lenders, an effective interest rate of approximately 8.7% in the first quarter of 2001 as compared to an effective rate of approximately 9.2% in the first quarter of 2000 and lower borrowings in the first quarter of 2001 as compared to the first quarter of 2000.

Income Tax Expense (Benefit). Income tax expense increased $1.1 million, from a benefit of $1.0 million for the three months ended March 31, 2000 to an expense of $145,000 for the three months ended March 31, 2001. The increase in income tax expense was due to the tax benefit of a net operating loss recorded by the Company in the first quarter of 2000 and no such benefit being recorded in the first quarter of 2001.

Net Loss. Net loss increased $1.2 million, from a net loss of $2.9 million for the three months ended March 31, 2000 to a net loss of $4.1 million for the three months ended March 31, 2001. The increase in net loss related largely to the increase in income tax expense of $1.1 million, and the increase in loss from operation of $761,000, offset, in part, by the decrease in interest expense, net of $350,000 and a decrease in other expenses of $275,000.

Liquidity and Capital Resources

As of March 31, 2001, the Company had approximately:

    o $901,000 of cash and cash equivalents (consisting primarily of cash receipts that had not yet been applied to pay down the outstanding debt as required under the GE Credit Facility),

    o a working capital deficit of $30.1 million (including the $35.8 million outstanding under the GE Capital Credit Facility which is reflected as a current liability), and

    o $89.8 million of outstanding indebtedness, excluding current installments.

During the three months ended March 31, 2001, the Company used $2.5 million of cash in operations. Cash used in operating activities consisted primarily of an increase in trade receivables of $2.1 million and a decrease in accounts payable of $1.1 million. During the three months ended March 31, 2001, the Company used $2.6 million of cash in investing activities and provided $3.4 million of cash from financing activities. Investing activities consisted primarily of $3.0 million in purchases of vehicles and equipment, offset by $354,000 in proceeds from the sale of vehicles and equipment. Financing activities consisted primarily of net borrowings under GE Capital Credit Facility of $3.6 million.

On July 20, 2000, the Company and its subsidiaries entered into the GE Capital Credit Facility. On the same date, the Company terminated its prior revolving credit facility and repaid all amounts outstanding thereunder.

The GE Capital Credit Facility has a term of five years and a maximum borrowing capacity of $100 million. The facility includes a letter of credit subfacility of up to $15 million. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price and the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. Under the facility, the banks have the right to conduct an annual appraisal of the Company's vehicles. As of March 31, 2001, approximately $35.8 million was outstanding under the GE Capital Credit Facility (excluding letters of credit of $11.2 million) and an additional $13.4 million was available for borrowing.

Interest accrues on amounts borrowed under the GE Capital Credit Facility, at the Company's option, at either the Index Rate (as defined in the GE Capital Credit Facility) plus an applicable margin or the reserve adjusted LIBOR Rate (as defined in the GE Capital Credit Facility) plus an applicable margin. The rate is subject to adjustment based upon the performance of the Company, the occurrence of an event of default or certain other events. The GE Capital Credit Facility provides for payment by the Company of customary fees and expenses.

The obligations of the Company and its subsidiaries under the GE Capital Credit Facility are secured by a first priority security interest in the existing and after-acquired real and personal, tangible and intangible assets of the Company and its subsidiaries.

In 2000, the Company paid various commitment, professional and closing fees in connection with the GE Capital Credit Facility. At March 31, 2001, $2.6 million of these fees were recorded within deferred financing costs and will be amortized over the five year term of the facility.

The GE Capital Credit Facility contains additional covenants requiring the Company, among other things and subject to specified exceptions to (a) make certain prepayments against principal, (b) maintain specified cash management systems, (c) maintain specified insurance protection, (d) refrain from commercial transactions, management agreements, service agreements and borrowing transactions with certain related parties, (e) refrain from making payments of cash dividends and other distributions to equity holders, payments in respect of subordinated debt, payments of management fees to certain affiliates and redemption of capital stock, (f) refrain from mergers, acquisitions or sales of capital stock or a substantial portion of the assets of the Company or its subsidiaries, (g) refrain from direct or indirect changes in control, (h) limit capital expenditures and (i) meet certain financial covenants.

The GE Capital Credit Facility requires the Company, among other things, to comply with certain cash management requirements and financial covenants. These include the maintenance of a cash management system under which all Company deposits are swept daily to pay down the outstanding loan balance, minimum levels of EBITDA and minimum ratios of EBITDA to fixed charges. In December 2000, the banks notified the Company that the Company had failed to fully implement the required cash management system by the date required by the GE Capital Credit Facility. On March 30, 2001, the Company entered into an amendment to the GE Capital Credit Facility under which the banks agreed to extend to April 30, 2001 the date by which the Company must fully implement the cash management system. On May 11, 2001 the banks agreed to further extend the deadline to June 15, 2001.

The Company spent approximately $3.0 million on purchases of vehicles and equipment during the three months ended March 31, 2001. These expenditures were primarily for the purchase of, and capitalized repairs on, transport and towing and recovery vehicles. During the three months ended March 31, 2001, the Company made expenditures of $653,000 on towing and recovery vehicles and $2.2 million on transport vehicles. These expenditures were financed primarily with borrowings under the GE Capital Credit Facility. In March 2000, the Company committed to purchase 60 vehicles from a vehicle manufacturer. As of March 31, 2001, 41 of the 60 vehicles subject to the commitment had been delivered (with a total purchase price of $6.8 million) and a deposit of $1.6 million had been applied to such purchases. The Company expects to pay approximately $3.2 million for the purchase of the 19 vehicles remaining under the commitment.

In connection with the Company's July 2000 sale of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to Blue Truck Acquisition, LLC ("Blue Truck"), an affiliate of KPS Special Situations Fund, L.P. ("KPS") (such transaction, the "KPS Transaction"), the Company agreed to pay KPS Management LLC, an affiliate of KPS, an annual management fee of $1.0 million, which may be lowered to $500,000 and then to zero based upon the amount of Series A Preferred Stock held by Blue Truck and its permitted transferees.

The Company is obligated to pay five of its senior executives an aggregate amount of approximately $430,000 on each of the first and second anniversaries of the closing of the KPS Transaction pursuant to change of control provisions in each executive's employment agreement. These payments are subject to the continued employment of the executives.

During the past eighteen months, the Company has experienced a significant decrease in its cash flow from operations and is currently exploring opportunities to improve its profitability, including, but not limited to, the closure or divestiture of unprofitable divisions, consolidation of operating locations, reduction of operating costs and the marketing of towing and recovery and transport services to new customers in strategic market locations. The Company currently expects to be able to fund its liquidity needs for the foreseeable future through cash flow from operations and borrowings of amounts available under its revolving credit facility.

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

Fluctuations in Operating Results and Inflation

The Company's future operating results may be adversely affected by (i) the availability of capital to fund operations, including expenditures for new and replacement equipment, (ii) the Company's success in improving its operating efficiency and profitability and in integrating its acquired businesses, (iii) the loss of significant customers or contracts, (iv) the timing of expenditures for new equipment and the disposition of used equipment, (v) changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety, (vi) changes in the general level of demand for towing, recovery and transport services, (vii) price changes in response to competitive factors, (viii) event-driven variations in the demand for towing, recovery and transport services, (ix) fluctuations in fuel, insurance, labor and other operating costs and (x) general economic conditions. As a result, operating results from any one quarter should not be relied upon as an indication or guarantee of performance in future quarters.

Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there have been no material changes in the Company's interest rate risk position since December 31, 2000. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

PART II       OTHER INFORMATION

ITEM 1        LITIGATION

On April 27, 2001, David A. Caron, the former owner of Caron Auto Works, Inc. and Caron Auto Brokers, Inc. (collectively, "Caron Auto") one of the Founding Companies acquired by the Company in connection with the Company's initial public offering, filed suit against the Company in the Supreme Court of the State of New York, County of New York. In his complaint, Mr. Caron claims that the Company breached certain of its obligations under consulting and employment agreements allegedly entered into between the Company and Mr. Caron in connection with the Caron Auto acquisition. Mr. Caron claims that the Company failed to pay certain advances and commissions for acquisition related-consulting services allegedly provided by Mr. Caron, and also claims that the Company failed to allow him to participate in the Company's employee retirement plan. The complaint seeks unspecified damages stated to be in excess of $500,000. The Company intends to defend this action vigorously.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 31, 2001, the Company issued approximately $1.8 million aggregate principal amount of 8% Convertible Subordinated Debentures due 2008 (the "Debentures") to Charter URS, LLC ("Charterhouse"), which represented the quarterly payment-in-kind interest payment due with respect to $89.3 million aggregate principal amount of the Debentures previously issued to Charterhouse.

The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on
Section 4(2) of the Securities Act or Regulation D thereunder as a transaction by an issuer not involving a public offering. The recipient of the securities was an accredited investor and represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the certificates issued in such transaction.

ITEM 5        OTHER EVENTS

On May 3, 2001, Robert L. Berner, III resigned as a director of the Company. On May 14, 2001, the Board of Directors of the Company appointed Joseph Rhodes, the designee of Charterhouse pursuant to the Investors' Agreement between the Company and Charterhouse, as a Class II director to fill the vacancy resulting from Mr. Berner's resignation.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8 K

         (a)    Exhibits

         10.32 Consent, dated as of May 11, 2001, with respect to the Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent (filed herewith).

         11.1   Statement of Computation of Earnings per Share (filed herewith).


         (b)    Reports on Form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED ROAD SERVICES, INC.
                                                  Registrant

Date: May 14, 2001              /s/   Gerald R. Riordan
                                ------------------------------------------
                                      Chief Executive Officer

                                /s/   Patrick J. Fodale
                                ------------------------------------------
                                      Chief Financial Officer

                        INDEX OF EXHIBITS FILED HEREWITH

Number      Description of Document
------      -----------------------

10.32 Consent, dated as of May 11, 2001, with respect to the Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent.

11.1        Statement regarding Computation of Earnings per Share.