Form 10-Q
period 2001-06-30
UNITED ROAD SERVICES INC
filed 2001-08-14
CIK 1056562

________________________________________________________________________________



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(MARK)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT
                         OF 1934 FOR THE PERIOD ENDED
                                 JUNE 30, 2001



                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                            Yes  X           No ___
                                ---


   As of August 13, 2001, the registrant had 2,091,652 shares of common stock issued and outstanding.



________________________________________________________________________________

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
          Form 10-Q For The Three and Six Months Ended June 30, 2001

                 Index                                                                Page
Part I.  - Financial Information

         Item 1  Condensed Consolidated Financial Statements
                 Condensed Consolidated Balance Sheets as of
                    June 30, 2001 and December 31, 2000                                 2

                 Condensed Consolidated Statements of Operations
                    For the Three  and Six Months Ended
                    June 30, 2001 and June 30, 2000                                     3

                 Condensed Consolidated Statements of Cash Flows for
                    the Six Months Ended June 30, 2001 and June 30, 2000                4

                 Notes to Condensed Consolidated Financial Statements                   6

         Item 2  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                13

         Item 3  Quantitative and Qualitative Disclosures about Market Risk            20

Part II. - Other Information

          Item 1  Litigation                                                           21

          Item 2  Changes in Securities and Use of Proceeds                            21

          Item 5  Other Events                                                         21

Signatures                                                                             22

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (In thousands, except share amounts and per share data)

ASSETS                                                                        June 30, 2001   December 31, 2000
                                                                              --------------  ------------------
                                                                               (Unaudited)
 Current assets:
         Cash and cash equivalents                                                $     171               2,615
         Trade receivables, net of allowance for doubtful
           accounts of $2,276 at June 30, 2001
           and $2,686 at December 31, 2000                                           19,023              18,981
         Other receivables, net of allowance for doubtful accounts
           of $3 at June 30, 2001 and $9 at December 31, 2000                           598                 903
         Prepaid licenses and fees                                                      826                 317
         Prepaid expenses and other current assets                                    2,682               2,030
                                                                                  ---------            --------
                  Total current assets                                               23,300              24,846

 Vehicles and equipment, net                                                         67,705              69,419
 Deferred financing costs, net                                                        5,296               5,570
 Goodwill, net                                                                       76,665              78,020
 Other non-current assets                                                               308                 538
                                                                                  ---------            --------
                  Total assets                                                    $ 173,274             178,393
                                                                                  =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
         Current installments of obligations for equipment under
            finance contracts and capital leases                                  $     373                 458
         Borrowings under credit facility                                            34,203              32,163
         Accounts payable                                                             6,457               8,722
         Accrued expenses                                                            10,784              11,115
         Due to related parties                                                         514                 589
                                                                                  ---------            --------
                   Total current liabilities                                         52,331              53,047

 Obligations for equipment under finance contracts and capital
           leases, excluding current installments                                       242                 547
 Long-term debt                                                                      91,106              87,568
 Deferred tax liability                                                               3,371               3,371
 Other long-term liabilities                                                          1,986               1,254
                                                                                  ---------            --------
                  Total liabilities                                                 149,036             145,787
                                                                                  ---------            --------

 Stockholders' equity:
         Preferred stock; $ 0.001 par value; 5,000,000 shares authorized;
            662,119 shares issued and outstanding                                         1                   1
         Common stock; $0.01 par value; 35,000,000 shares
            authorized; 2,091,652 shares issued and outstanding
            at June 30, 2001 and December 31, 2000, respectively                         21                  21
         Additional paid-in capital                                                 217,580             217,661
         Accumulated deficit                                                       (193,364)           (185,077)
                                                                                  ---------            --------
                  Total stockholders' equity                                         24,238              32,606
                                                                                  ---------            --------
                  Total liabilities and stockholders' equity                      $ 173,274             178,393
                                                                                  =========            ========

     See accompanying notes to condensed consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                         Three months ended                   Six months ended
                                                              June 30,                             June 30,
                                                         2001           2000                  2001         2000
                                                         ----           ----                  ----         ----
Net revenue                                           $  57,870       62,717               116,739       128,180

Cost of revenue, excluding depreciation                  46,184       49,584                93,506       101,934
Amortization of goodwill                                    514        1,340                 1,031         2,679
Depreciation                                              2,394        2,538                 4,756         5,037
Selling, general and administrative expenses              9,070        9,094                18,889        18,759
Impairment charge                                             -      129,455                     -       129,455
                                                     ----------   ----------            ----------    ----------
      Loss from operations                                 (292)    (129,294)               (1,443)     (129,684)

Other income (expense):
   Interest income                                           10          106                    23           169
   Interest expense                                      (2,851)      (3,398)               (5,727)       (6,673)
   Other                                                   (108)        (124)                  (83)         (374)
                                                     ----------   ----------            ----------    ----------
      Loss before income taxes                           (3,241)    (132,710)               (7,230)     (136,562)

Income tax expense                                          147        7,784                   292         6,785
                                                     ----------   ----------            ----------    ----------
          Net loss                                    $  (3,388)    (140,494)               (7,522)     (143,347)
                                                     ==========   ==========            ==========    ==========
Share amounts:

          Basic and fully diluted loss per share      $   (1.62)      (76.23)                (3.60)       (79.37)
                                                     ==========   ==========            ==========    ==========

          Weighted average shares outstanding         2,091,652    1,843,048             2,091,652     1,805,987
                                                     ==========   ==========            ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                 Six months ended
                                                                                     June 30,
                                                                                 2001      2000
                                                                                 ----      ----
Net loss                                                                       $(7,522)  (143,347)

Adjustments to reconcile net loss to net cash provided
   by operating activities:
       Depreciation and amortization                                             6,275      8,153
       Impairment charge                                                             -    129,455
       Provision for doubtful accounts                                             480        461
       Deferred income taxes                                                         -      6,773
       Interest expense, paid-in-kind                                            3,538      3,268
       Loss on sale of vehicles and equipment, net                                  80         66
       Loss on sale of division                                                      -        212
       Changes in operating assets and liabilities:
            Decrease (increase) in trade receivables                              (522)     3,494
            Decrease in other receivables                                          305         45
            Increase in prepaid licenses and fees                                 (509)      (660)
            Decrease (increase) in prepaid expenses and other
                current assets                                                    (740)     2,109
            Decrease (increase) in other non-current assets                         28     (2,701)
            Increase (decrease) in accounts payable                             (2,744)       969
            Increase (decrease) in accrued expenses                               (331)        85
            Decrease in long-term liabilities                                      (33)      (621)
                                                                               -------   --------
                Net cash provided by (used in) operating activities             (1,695)     7,761
                                                                               -------   --------

Investing activities:
   Purchases of vehicles and equipment                                          (4,080)    (2,666)
   Proceeds from sale of vehicles and equipment                                    958        457
   Proceeds received from sale of division                                           -        450
   Amounts payable to related parties                                              250     (1,336)
                                                                               -------   --------
                Net cash used in investing activities                           (2,872)    (3,095)
                                                                               -------   --------

Financing activities:
   Convertible preferred stock offering costs                                      (81)         -
   Payments to be presented for funding, net                                       479          -
   Net borrowings (repayments) on revolving credit facility                      2,040       (500)
   Payments of deferred financing costs                                           (215)       (58)
   Payments on capital leases                                                     (100)      (148)
                                                                               -------   --------
                Net cash provided by (used in) financing activities              2,123       (706)
                                                                               -------   --------


Increase (decrease) in cash and cash equivalents                                (2,444)     3,960
Cash and cash equivalents at beginning of period                                 2,615      4,115
                                                                               -------   --------
Cash and cash equivalents at end of period                                     $   171      8,075
                                                                               =======   ========

                                  (continued)

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                (In thousands)
                                  (Unaudited)

                                                                                   Six months ended
                                                                                       June 30,
                                                                                 2001            2000
                                                                                 ----            ----
Supplemental disclosures of cash flow information:
          Cash paid (received) during the period for:
                Interest                                                       $ 1,772           2,426
                                                                               =======         =======
                Income tax expense, net of refunds                             $   134          (1,718)
                                                                               =======         =======

Supplemental disclosure of non-cash investing and financing activity:

                Increase in accumulated deficit for unpaid
                   cumulative dividend on preferred stock                      $   765               -
                                                                               =======         =======

                Issuance of common stock related to acquisition, net           $     -             409
                                                                               =======         =======

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

          The towing and recovery segment provides towing, impounding, repossessions and storing services, and performs lien sales and auctions of abandoned vehicles. In addition, the towing and recovery segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment. Revenue from towing and recovery services is principally derived from rates based on distance, time or fixed charges, and any related impound and storage fees. Customers of the towing and recovery division include automobile dealers, finance companies, repair shops and fleet operators, law enforcement agencies, municipalities and individual motorists.

     (c)  Basis of Presentation

          The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The results of operations of acquired companies have been included in the Company's results of operations from their respective acquisition dates. All significant intercompany transactions have been eliminated in consolidation.


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

          Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company (such as stock options, warrants and convertible subordinated debentures). The impact of the Company's outstanding stock options, warrants and convertible subordinated debentures has been excluded, as the effect would be antidilutive. At June 30, 2001, the Company had outstanding perferred convertible stock for 6,221,190 share, stock options for 310,913 shares, warrants for 47,919 shares and subordinated debentures convertible into 607,374 shares of the Company's common stock. At June 30, 2000, the Company had outstanding stock options for 223,895 shares, warrants for 11,795 shares and subordinated debentures convertible into 560,959 shares of the Company's common stock.


     (f)  Goodwill

          In accordance with Accounting Principles Board Opinion No. 17, Intangible Assets, the Company continually evaluates whether events and circumstances that may affect the characteristics of comparable data discussed above warrant revised estimates of the useful lives or recognition of a charge-off of the carrying amounts of the associated goodwill.

          The Company performs an analysis of the recoverability of goodwill using a cash flow approach consistent with the Company's analysis of impairment of long-lived assets under Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This approach considers the estimated undiscounted future operating cash flows of the Company. The amount of goodwill impairment, if any, is measured on estimated fair value based on the best information available. The Company generally estimates fair value by discounting estimated future cash flows using a discount rate reflecting the Company's average cost of funds.

     (g)  Impact of Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is required to be adopted in years beginning after June 15, 2000. The
          Company adopted SFAS No. 133 effective January 1, 2001.   At June 30,
          2001, the Company was not active in the use of derivative products or arrangements and the adoption of SFAS No. 133 did not have a material financial impact on the Company's condensed consolidated financial statements. The Company will continue to evaluate future contractual arrangements entered into that may affect this determination.

                          UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, continued
                (In thousands, except share and per share data)
                                  (Unaudited)


          In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

          The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill or intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

          SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company is evaluating SFAS No. 142 and has not made a determination as to the impact of adoption.

     (h)  Reclassifications

          Certain reclassifications of the prior year's condensed consolidated financial statements have been made to conform to the current year presentation.


(2)  Due to Related Parties

     The Company is obligated to make certain earn-out payments, in the form of common stock, to the former owners of certain acquired companies. Subject to certain limitations, for each of the years 1998 through 2002, the Company will be required to make an earn-out payment to the former owners of each of these companies that achieves certain net revenue targets. The net revenue target for 1998 was generally 110% of 1997 net revenue of the particular company, and for the years 1999 through 2002 the net revenue target is 110% of the greater of the prior year's actual net revenue or target net revenue. If the net revenue target is achieved for a particular year, an initial payment, generally equal to 5% of the excess of actual net revenue over the net revenue target, is due. Upon achievement of the net revenue target for a particular year, subject to certain limitations, subsequent and equal payments will also be due for each year through 2002, provided that the actual net revenue for the respective subsequent year exceeds the actual net revenue for the year that the net revenue target

                           UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, continued
                (In thousands, except share and per share data)
                                  (Unaudited)

     was first achieved. The aggregate of all earn-out payments to a former owner may not exceed the total number of shares received by the former owner at the date of acquisition. At June 30, 2001 and December 31, 2000, the Company recorded additional goodwill and a liability within accrued expenses on the accompanying condensed consolidated balance sheet to reflect earn-out payments due in the amount of $14 and $339 respectively.

(3)  Debt

     On July 20, 2000, the Company and its subsidiaries entered into a senior secured revolving credit facility (the "GE Capital Credit Facility") with a group of banks led by General Electric Capital Corporation ("GE Capital").

     The GE Capital Credit Facility has a term of five years and a maximum borrowing capacity of $100,000. The facility includes a letter of credit sub-facility of up to $15,000. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price or the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. As of June 30, 2001, $34,203 was outstanding under the GE Capital Credit Facility, excluding letters of credit of $10,865 and an additional $12,706 was available for borrowing.

     The GE Capital Credit Facility requires the Company, among other things, to comply with certain cash management requirements and financial covenants. These include the maintenance of a cash management system under which all Company deposits are swept daily to pay down the outstanding loan balance, minimum levels of EBITDA and minimum ratios of EBITDA to fixed charges. In December 2000, the banks notified the Company that the Company had failed to fully implement the required cash management system by the date required by the GE Capital Credit Facility. On March 30, 2001, the Company entered into an amendment to the GE Capital Credit Facility under which the banks agreed to extend to April 30, 2001 the date by which the Company must fully implement the cash management system. On May 11, 2001 the banks agreed to further extend the deadline to June 15, 2001. The Company's failure to fully implement the cash management system was cured in August 2001.

     On June 30, 2001, the Company issued approximately $1,786 aggregate principal amount of 8% Convertible Subordinated Debentures due 2008 (the "Debentures") to Charter URS, LLC ("Charterhouse"), which represented the quarterly payment-in-kind interest payment due with respect to $89,320 aggregate principal amount of the Debentures previously issued to Charterhouse.


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

                           UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, continued
                (In thousands, except share and per share data)
                                  (Unaudited)

     The accounting policies of each of the segments are the same as those of the Company, as outlined in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts have been reclassified for consistent presentation. The Company evaluates the performance of its operating segments through an evaluation of the Company's income (loss) from operations. Accordingly, the Company's summarized segment financial information is presented below on the basis of income (loss) from operations for the three and six month periods ended June 30, 2001 and 2000. Inter-segment revenues and transfers are not significant.

     Summarized financial information concerning the Company's reportable segments is shown in the following tables:

     Three months ended June 30, 2001
     --------------------------------
                                                               Towing and
                                                  Transport     Recovery      Other      Total
                                                  ----------   -----------   -------   ---------
     Net revenues from external customers         $ 35,680        22,190           -      57,870
     Cost of revenue, including depreciation        30,455        18,123           -      48,578
     Income (loss) from operations                   1,355           940      (2,587)       (292)

     Three months ended June 30, 2000
     ------------------------------------------
                                                               Towing and
                                                  Transport     Recovery      Other      Total
                                                  ----------   -----------   -------   ---------
     Net revenues from external customers         $  39,150       23,567           -      62,717
     Cost of revenue, including depreciation         32,728       19,394           -      52,122
     Impairment charge                               81,151       48,304           -     129,455
     Loss from operations                           (79,079)     (47,970)     (2,245)   (129,294)

     The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals:

                                                                          Three months ended
                                                                               June 30,
Reconciliation of income before income taxes:                              2001         2000
                                                                          ------       ------
Total profit (loss) from reportable segments:
  Transport                                                               $ 1,355      (79,079)
  Towing and Recovery                                                         940      (47,970)
  Interest expense, net                                                    (2,841)      (3,292)
  Other selling, general and administrative costs                          (2,587)      (2,245)
Other expense                                                                (108)        (124)
                                                                           ------     --------
Loss before income taxes                                                  $(3,241)    (132,710)
                                                                           ======     ========

Six months ended June 30, 2001
------------------------------
                                                                         Towing and
                                                          Transport       Recovery      Other        Total
                                                          ---------      ----------     ------       -----
Net revenues from external customers                       $71,167          45,572           -       116,739
Cost of revenue, including depreciation                     61,409          36,853           -        98,262
Income (loss) from operations                                2,048           2,252      (5,743)       (1,443)

                           UNITED ROAD SERVICES, INC.
        Notes to Condensed Consolidated Financial Statements, continued
                (In thousands, except share and per share data)
                                  (Unaudited)


Six months ended June 30, 2000
------------------------------

                                                                             Towing and
                                                           Transport          Recovery      Other       Total
                                                           ---------          --------      -----       -----
      Net revenues from external customers                 $ 79,671            48,509           -       128,180
      Cost of revenue, including depreciation                66,479            40,492           -       106,971
      Impairment charge                                      81,151            48,304           -       129,455
      Loss from operations                                  (76,728)          (47,707)     (5,249)     (129,684)


     The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals:

                                                                                     Six months ended
                                                                                         June 30,
     Reconciliation of income before income taxes:                                  2001          2000
                                                                                    ----          ----
        Total profit (loss) from reportable segments:
             Transport                                                          $    2,048       (76,728)
             Towing and Recovery                                                     2,252       (47,707)
             Interest expense, net                                                  (5,704)       (6,504)
             Other selling, general and administrative costs                        (5,743)       (4,955)
             Other expense                                                             (83)         (374)
                                                                                ----------     ---------
        Income (loss) before income taxes                                       $   (7,230)     (136,562)
                                                                                ==========     =========

(5)  Commitments and Contingencies

     On April 27, 2001, David A. Caron, the former owner of Caron Auto Works, Inc. and Caron Auto Brokers, Inc. (collectively, "Caron Auto") one of the companies acquired by the Company in connection with the Company's initial public offering, filed suit against the Company in the Supreme Court of the State of New York, County of New York. In his complaint, Mr. Caron claims that the Company breached certain of its obligations under consulting and employment agreements allegedly entered into between the Company and Mr. Caron in connection with the Caron Auto acquisition. Mr. Caron claims, among other things, that the Company failed to pay certain advances and commissions for acquisition related-consulting services allegedly provided by Mr. Caron. The complaint seeks unspecified damages stated to be in excess of $500,000. The Company intends to defend this action vigorously.

     In addition, the Company is subject to certain claims and lawsuits arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its operations. The Company maintains various insurance coverages in order to minimize financial risk associated with these claims. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results from operations.

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

Between May 1998 and May 1999, the Company acquired a total of 56 towing, recovery and transport service businesses. During the third quarter of 1999, the Company made the strategic decision not to pursue its acquisition program in order to allow the Company to focus primarily on integrating and profitably operating its acquired businesses. The Company has not completed any acquisitions since May 5, 1999.

Management's discussion and analysis addresses the Company's historical results of operations as shown in its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2001 and 2000.

In the first quarter of 2000, the Company sold one towing and recovery division. In the second quarter of 2000, the Company closed two transport divisions and one towing and recovery division, and in some cases allocated certain equipment to other divisions. In the third quarter of 2000, the Company closed one towing and recovery division and allocated certain equipment to other divisions. In the fourth quarter of 2000, the Company closed two towing and recovery divisions and allocated certain equipment to other divisions. In the second quarter of 2001 the Company sold one towing and recovery division and closed three transport divisions allocating certain equipment to other divisions. The transport closures effected in the second quarter of 2001 were designed to combine certain management dispatch and administrative functions, while maintaining existing vehicle fleets. The Company's operating results for the three and six months ended June 30, 2001 do not include the operating results of the towing and recovery divisions sold in 2000. The results of the towing and recovery division sold during the first quarter of 2001 are included for the period prior to sale. The Company's revenue, cost of revenue and selling, general and administrative expenses were also affected by the closures and reallocations described above that occurred during 2000 and 2001, as described more fully below.


Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net Revenue. Net revenue decreased $4.8 million, or 7.7%, from $62.7 million for the three months ended June 30, 2000 to $57.9 million for the three months ended June 30, 2001. Of the net revenue for the three months ended June 30, 2001, 61.7% related to transport services and 38.3% related to towing and recovery services. Transport net revenue decreased $3.5 million, or 8.9%, from $39.2 million for the three months ended June 30, 2000 to $35.7 million for the three months ended June 30, 2001. The decrease in transport net revenue was primarily due to the closure of two transport divisions in the second quarter of 2000 and the closure of three transport divisions in the second quarter of 2001, combined with the weak performance of the majority of the Company's transport businesses due to decreased demand for new and used vehicle transport services as compared to the prior year. Towing and recovery net revenue decreased $1.4 million, or 5.9%, from $23.6 million for the three months ended June 30, 2000 to $22.2 million for the three months ended June 30,

2001. The decrease in towing and recovery net revenue was primarily due the closure of four towing and recovery divisions during 2000 and the sale of one towing and recovery division during the first six months of 2001.

Cost of Revenue.   Cost of revenue, including depreciation, decreased $3.5
million, or 6.7%, from $52.1 million for the three months ended June 30, 2000 to $48.6 million for the three months ended June 30, 2001. Transport cost of revenue decreased $2.2 million, or 6.7%, from $32.7 million for the three months ended June 30, 2000 to $30.5 million for the three months ended June 30, 2001. The principal components of the decrease in transport cost of revenue consisted of a decrease in transport labor costs of $1.0 million, a decrease in costs of independent contractors, brokers and subcontractors of $1.0 million and a decrease in fuel costs of $131,000 (each of which was due, in part, to the closure of two transport divisions during the second quarter of 2000 and the closure of three transport divisions in the second quarter of 2001), offset, in part, by an increase in insurance expense of $142,000. Towing and recovery cost of revenue decreased $1.3 million, or 6.7%, from $19.4 million for the three months ended June 30, 2000 to $18.1 million for the three months ended June 30, 2001. The principal components of the decrease in towing and recovery cost of revenue consisted of a decrease in towing and recovery operating labor costs of $401,000, a decrease in insurance expense of $154,000, and a decrease in fuel costs of $91,000 (each of which was due, in part, to the closure of four towing and recovery divisions during the last nine months of 2000 and the sale of one towing and recovery division during the first six months of 2001), combined with a decrease in the cost of scrap vehicle purchases of $604,000.

Selling, general and administrative expenses. Selling, general and administrative expenses remained constant at $9.1 million for the three months ended June 30, 2000 and 2001. Transport selling, general and administrative expenses remained constant at $3.6 million for the three months ended June 30, 2000 and 2001. The changes in the principal components of transport selling, general and administrative expenses consisted of an increase in professional fees of $216,000 and an increase in wages and benefits expense of $91,000, offset by a decrease in other miscellaneous administration costs of $91,000 and a decrease in computer and telecommunications expenses of $105,000 (each of which was due, in part, to the closure of two transport divisions in the second quarter of 2000 and the closure of three transport divisions in the second quarter of 2001). Towing and recovery selling, general and administrative expenses decreased $410,000, or 0.1%, from $3.3 million for the three months ended June 30, 2000 to $2.9 million for the three months ended June 30, 2001. The principal components of the decrease in towing and recovery selling, general and administrative expenses consisted of a decrease in travel and entertainment expenses of $43,000, a decrease in professional fees of $197,000 and a decrease in computer and telecommunication expenses of $40,000 (each of which was due, in part, to closure of four towing and recovery divisions during the last nine months of 2000 and the sale of one towing and recovery division during the first six months of 2001, offset, in part, by an increase in bad debt expense of $42,000, an increase in advertising expense of $37,000 and an increase in salary and wages expense of $32,000.

Corporate selling, general and administrative expenses increased $342,000, or 15.3%, from $2.2 million for the three months ended June 30, 2000 to $2.6 million for the three months ended June 30, 2001. The increase in corporate selling, general and administrative expenses was primarily due to an increase in computer and telecommunication expense of $268,000 and an increase in bank service charges of $100,000, offset, in part, by a decrease in professional fees of $212,000.

Amortization of Goodwill. Amortization of goodwill decreased $826,000, or 5.2%, from $1.3 million for the three months ended June 30, 2000 to $514,000 for the three months ended June 30, 2001. The decrease in goodwill amortization was the result of a goodwill impairment charge of $118.1 million as of June 30, 2000 associated with the Company's ongoing review of the recorded value of its long-lived assets and the recoverability of goodwill.

Impairment Charge. Impairment charges were $129.5 million for the three months ended June 30, 2000. The impairment charges consisted of a non-cash charge of $118.1 million related to recoverability of goodwill under APB Opinion No. 17 and a non-cash charge of $11.4 million related to the Company's comprehensive review of its long-lived assets in accordance with SFAS No. 121. The impairment charge recorded under APB Opinion No.17 included $75.7 million related to the recoverability of goodwill at the Company's transport divisions and $42.4 million related to the recovery of goodwill at the Company's towing and recovery divisions. The impairment charge recorded under SFAS No. 121 included impairment charges of $2.5 million on the recoverability of vehicles and equipment at the Company's transport divisions and $2.1 million on the recoverability of vehicles and equipment at the Company's towing and recovery divisions and impairment charges of $2.9 million on the recoverability of allocated goodwill at the Company's transport divisions and $3.9 million on the recoverability of allocated goodwill at the Company's towing and recovery divisions. No impairment charges were recorded in the three months ended June 30, 2001.

Income (loss) from Operations. Loss from operations decreased $129.0 million, or 99.9%, from a loss of $129.3 million for the three months ended June 30, 2000 to a loss of $292,000 for the three months ended June 30, 2001. Excluding the effect of the June 2000 impairment charge of $129.5 million, income from operations decreased $453,000, or 281.4%, from income of $161,000 for the three months ended June 30, 2000 to a loss of $292,000 for the three months ended June 30, 2001. Transport income from operations increased $80.5 million, or 101.8%, from a loss of $79.1 million for the three months ended June 30, 2000 to income of $1.4 million for the three months ended June 30, 2001. Excluding the effect of the June 2000 transport impairment charge of $81.2 million, transport income from operations decreased $717,000, or 34.1 %, from income of $2.1 million for the three months ended June 30, 2000 to income of $1.4 million for the three months ended June 30, 2001. The decrease in transport income from operations was primarily due to a decline in transport revenue, offset, in part, by decreased labor, travel and computer and telecommunications expenses related to the operation of the transport business segment (each of which was due, in part, to the closure of two transport divisions in the second quarter of 2000 and the closure of three transport divisions in the second quarter of 2001). Towing and recovery income from operations increased $48.9 million, or 101.9%, from a loss of $47.9 million for the three months ended June 30, 2000 to income of $940,000 for the three months ended June 30, 2001. Excluding the effect of the June 2000 towing and recovery impairment charge of $48.3 million, towing and recovery income from operations increased $606,000, or 181.4%, from income of $334,000 for the three months ended June 2000 to income of $940,000 for the three months ended June 30, 2001. The increase in towing and recovery income from operations was primarily due to decreased administrative wages, operating labor costs, scrap vehicle purchases and facility rental expenses, offset, in part, by a decline in towing and recovery revenue (each of which was due, in part, to the closure of four towing and recovery divisions during 2000 and the sale of one towing and recovery division during the first six months of 2001).

Interest Expense, net.   Interest expense decreased $547,000, or 16.1%, from
$3.4 million for the three months ended June 30, 2000 to $2.9 million for the three months ended June 30, 2001. Interest income decreased $96,000 from $106,000 for the three months ended June 30, 2000 to $10,000 for the three months ended June 30, 2001. The decrease in interest expense, net was primarily related to refinancing of the Company's credit facility with a new group of lenders, an effective interest rate of approximately 8.9% in the second quarter of 2001 as compared to an effective rate of approximately 11.6% in the second quarter of 2000 and lower borrowings in the second quarter of 2001 as compared to the second quarter of 2000.

Income Tax Expense (Benefit). Income tax expense decreased $7.6 million, from $7.8 million for the three months ended June 30, 2000 to $147,000 for the three months ended June 30, 2001. The decrease in income tax expense was due to the Company's write off of a 1999 net operating loss carry forward of $5.6 million and the establishment of a valuation allowance of $4.0 million against the deferred tax asset, offset, in part, by a tax benefit of $1.7 million in the three months ended June 30, 2000.

Net Loss. Net loss decreased $137.1 million, from $140.5 million for the three months ended June 30, 2000 to $3.4 million for the three months ended June 30, 2001. The decrease in net loss related largely to the decrease in loss from operations of $129.0 million (primarily due to the effect of the June 2000 impairment charge of $129.5 million), the decrease in income tax expense of $7.6 million and the decrease in interest expense, net of $451,000.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net Revenue. Net revenue decreased $11.5 million, or 9.0%, from $128.2 million for the six months ended June 30, 2000 to $116.7 million for the six months ended June 30, 2001. Of the net revenue for the six months ended June 30, 2000, 61.0% related to transport services and 39.0% related to towing and recovery services. Transport net revenue decreased $8.5 million, or 10.7%, from $79.7 million for the six months ended June 30, 2000 to $71.2 million for the six months ended June 30, 2001. The decrease in transport net revenue was primarily due to the closure of two transport divisions in the second quarter of 2000 and the closure of three transport divisions in the second quarter of 2001, combined with weak performance of the majority of the Company's transport businesses due to decreased demand for new and used vehicle transport services as compared to the prior year. Towing and recovery net revenue decreased $2.9 million, or 6.0%, from $48.5 million for the six months ended June 30, 2000 to $45.6 million for the six months ended June 30, 2001. The decrease in towing and recovery net revenue was primarily due to the sale of one towing and recovery division and the closure of four other towing and recovery divisions during 2000 and the sale of one towing and recovery division during the first six months of 2001.

Cost of Revenue.   Cost of revenue, including depreciation, decreased $8.7
million, or 8.1%, from $107.0 million for the six months ended June 30, 2000 to $98.3 million for the six months ended June 30, 2001. Transport cost of revenue decreased $5.1 million, or 7.7%, from $66.5 million for the six months ended June 30, 2000 to $61.4 million for the six months ended June 30, 2001. The principal components of the decrease in transport cost of revenue consisted of a decrease in transport operating labor costs of $2.4 million, a decrease in fuel costs of $808,000, and a decrease in costs of independent contractors, brokers and subcontractors of $2.3 million (each of which was due, in part, to the closure of two transport divisions during the second quarter of 2000 and the closure of three transport divisions in the second quarter of 2001), offset, in part, by an increase in insurance expense of $1.0 million. Towing and recovery cost of revenue decreased $3.6 million, or 8.9%, from $40.5 million for the six months ended June 30, 2000 to $36.9 million for the six months ended June 30, 2001. The principal components of the decrease in towing and recovery cost of revenue consisted of a decrease in the cost of scrap vehicle purchases of $1.4 million, combined with a decrease in towing and recovery operating labor costs of $896,000, a decrease in insurance casualty claims (that individually did not meet insurance deductibles) of $483,000 and a decrease in fuel costs of $224,000 (each of which was due, in part, to the sale of one towing and recovery division and the closure of four other towing and recovery divisions during 2000 and the sale of one towing and recovery division during the first six months of 2001).

Selling, general and administrative expenses.   Selling, general and
administrative expenses decreased $95,000, or 0.1%, from $18.8 million for the six months ended June 30, 2000 to $18.9 million for the six months ended June 30, 2001. Transport selling, general and administrative expenses increased $81,000, or 0.1%, from $7.1 million for the six months ended June 30, 2000 to $7.2 million for the six months ended June 30, 2001. The principal components of the increase in the Company's transport selling, general and administrative expenses for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, consisted of an increase in salary and wages expense of $426,000, an increase in professional fees of $202,000, and an increase in advertising expenses of $92,000, offset, in part, by a decrease in computer and telecommunication expenses of $158,000 and a decrease in other miscellaneous administrative costs of $150,000 (each of which was due, in part, to the closure of two transport divisions during the second quarter of 2000 and the closure of three transport divisions in the second quarter of 2001). Towing and recovery selling, general and administrative expenses decreased $445,000, or 7.0%, from $6.4 million for the six months ended June 30, 2000 to $5.9 million for the six months ended June 30, 2001. The principal components of the decrease in the Company's towing and recovery selling, general and administrative expenses for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, consisted of a decrease in professional fees of $230,000, a decrease in office supplies of $79,000, a decrease in other miscellaneous administrative costs of $58,000, a decrease in computer and telecommunication expense of $52,000 and a decrease in travel and entertainment expense of $40,000 (each of which was due, in part, to the sale of one towing and recovery division and the closure of four other towing and recovery divisions during 2000 and the sale of one towing and recovery division during the first six months of 2001), offset, in part, by an increase in wages and benefits of $148,000 and an increase in advertising costs of $103,000.

  Corporate selling, general and administrative expenses increased $494,000, or 9.4%, from $5.2 million for the six months ended June 30, 2000 to $5.7 million for the six months ended June 30, 2001. The increase in corporate selling, general and administrative expenses was primarily due to an increase in computer and telecommunications expenses of $509,000 and an increase in bank service charges of $198,000, offset, in part, by a decrease in wages and benefits of $327,000 and a decrease in professional fees of $383,000.

Amortization of Goodwill.   Amortization of goodwill decreased $1.7 million, or
63.0%, from $2.7 million for the six months ended June 30, 2000 to $1.0 million for the six months ended June 30, 2001. The decrease in goodwill amortization was the result of the goodwill impairment charge of $118.1 million as of June 30, 2000 associated with the Company's ongoing review of the recorded value of its long-lived assets and the recoverability of goodwill.

Impairment Charge.   Impairment charges were $129.5 million for the six months
ended June 30, 2000. The impairment charges consisted of a non-cash charge of $118.1 million related to recoverability of goodwill under APB Opinion No. 17 and a non-cash charge of $11.4 million related to the Company's comprehensive review of its long-lived assets in accordance with SFAS No. 121. The impairment charge recorded under APB Opinion No.17 included $75.7 million related to the recoverability of goodwill at the Company's transport divisions and $42.4 million related to the recovery of goodwill at the Company's towing and recovery divisions. The impairment charge recorded under SFAS No. 121 included impairment charges of $2.5 million on the recoverability of vehicles and equipment at the Company's transport divisions and $2.1 million on the recoverability of vehicles and equipment at the Company's towing and recovery divisions and impairment charges of $2.9 million on the recoverability of allocated goodwill at the Company's transport divisions and $3.9 million on the recoverability of allocated goodwill at the Company's towing and recovery divisions. No impairment charges were recorded in the six months ended June 30, 2001.

Income (loss) from Operations.   Income from operations increased $128.3
million, from a loss of $129.7 million for the six months ended June 30, 2000 to a loss of $1.4 million for the six months ended June 30, 2001. Excluding the effect of the June 2000 impairment charge of $129.5 million, income from operations decreased $1.2 million, from a loss of

$229,000 for the six months ended June 30, 2000 to a loss of $1.4 million for the six months ended June 30, 2001. Transport income from operations increased $78.7 million, from a loss of $76.7 million for the six months ended June 30, 2000 to income of $2.0 million for the six months ended June 30, 2001. Excluding the effect of the June 2000 transport impairment charge of $81.2 million, transport income from operations decreased $2.5 million, or 55.6%, from income of $4.5 million for the six months ended June 30, 2000 to income of $2.0 million for the six months ended June 30, 2001. This decrease in transport income from operations was primarily due to decreased revenue and increased administrative wages and computer and telecommunication expenses related to the operation of the transport business segment offset, in part, by lower labor and fuel expenses (each of which was due, in part, to the closure of two transport divisions in the second quarter of 2000 and the closure of three transport divisions in the second quarter of 2001). Towing and recovery income from operations increased $50.0 million, from a loss of $47.7 million for the six months ended June 30, 2000 to income of $2.3 million for the six months ended June 30, 2001. Excluding the effect of the June 2000 towing and recovery impairment charge of $48.3 million, towing and recovery income from operations increased $1.7 million, from income of $498,000 for the six months ended June 30, 2000 to income of $2.3 million for the six months ended June 30, 2001. The increase in towing and recovery income from operations was primarily due to decreased operating labor, insurance, and fuel expenses, and lower professional fees, offset, in part, by a decline in revenue that was due, in part, to the sale of one towing and recovery division and the closure of four other towing and recovery divisions during 2000 and the sale of one towing and recovery division in the second quarter of 2001.

Interest Expense, net.   Interest expense decreased $1.0 million, or 14.9%, from
$6.7 million for the six months ended June 30, 2000 to $5.7 million for the six months ended June 30, 2001. Interest income decreased $146,000 from $169,000 for the six months ended June 30, 2000 to $23,000 for the six months ended June 30, 2001. The decrease in interest expense, net was related to refinancing of the Company's credit facility with a new group of lenders, an effective interest rate of approximately 11.3% in the six months ended June 30, 2000 as compared to an effective rate of approximately 8.5% in the six months ended June 30, 2001 and lower borrowings in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Income Tax Expense. Income tax expense decreased $6.5 million, from $6.8 million for the six months ended June 30, 2000 to $292,000 for the six months ended June 30, 2001. The decrease in income tax expense was due to the Company's write-off of a 1999 net operating loss carry forward of $5.6 million and the establishment of a valuation allowance of $4.0 million against the deferred tax asset, offset, in part, by a tax benefit of $1.7 million in the six months ended June 30, 2000.

Net Income (loss).   Net loss decreased $135.8 million, from $143.3 million for the six months ended June 30, 2000 to $7.5 million for the six months ended June 30, 2001. The decrease in net loss related largely to the increase in income from operations of $128.3 million (primarily due to the effect of the June 2000 impairment charge of $129.5 million), a decrease in income tax expense of $6.5 million, and a decrease in interest expense, net of $800,000 for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.


Liquidity and Capital Resources

As of June 30, 2001, the Company had approximately:

     .    $171,000 of cash and cash equivalents

     . a working capital deficit of $29.0 million (including the $34.2 million outstanding under the GE Capital Credit Facility which is reflected as a current liability), and

     . $91.3 million of outstanding indebtedness, excluding current installments.

During the six months ended June 30, 2001, the Company used $1.7 million of cash in operations. Cash used in operating activities consisted primarily of a loss from operations of $7.5 million, an increase in trade receivables of $522,000 and a decrease in accounts payable of $3.0 million. During the six months ended June 30, 2001, the Company used $2.9 million of cash in investing activities and provided $1.6 million of cash from financing activities. Investing activities consisted primarily of $4.1 million in purchases of vehicles and equipment, offset by $1.0 million in proceeds from the sale of vehicles and equipment. Financing activities consisted primarily of net borrowings under the GE Capital Credit Facility of $2.0 million.

On July 20, 2000, the Company and its subsidiaries entered into the GE Capital Credit Facility. On the same date, the Company terminated its prior revolving credit facility and repaid all amounts outstanding thereunder.

The GE Capital Credit Facility has a term of five years and a maximum borrowing capacity of $100 million. The facility includes a letter of credit subfacility of up to $15 million. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price and the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. Under the facility, the banks have the right to conduct an annual appraisal of the Company's vehicles. As of June 30, 2001, approximately $34.1 million was outstanding under the GE Capital Credit Facility (excluding letters of credit of $10.9 million) and an additional $12.7 million was available for borrowing.

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

The GE Capital Credit Facility contains additional covenants requiring the Company, among other things and subject to specified exceptions to (a) make certain prepayments against principal, (b) maintain specified insurance protection, (c) refrain from commercial transactions, management agreements, service agreements and borrowing transactions with certain related parties, (d) refrain from making payments of cash dividends and other distributions to equity holders, payments in respect of subordinated debt, payments of management fees to certain affiliates and redemption of capital stock, (e) refrain from mergers, acquisitions or sales of capital stock or a substantial portion of the assets of the Company or its subsidiaries, (f) refrain from direct or indirect changes in control, (g) limit capital expenditures and (h) meet certain financial covenants including minimum levels of EBITDA and minimum ratios of EBITDA to fixed charges.

The GE Capital Credit Facility also requires the Company to comply with certain cash management requirements that includes the maintenance of a cash management system under which all Company deposits are swept daily to pay down the outstanding loan balance. In December 2000, the banks notified the Company that the Company had failed to fully implement the required cash management system by the date required by the GE Capital Credit Facility. On March 30, 2001, the Company entered into an amendment to the GE Capital Credit Facility under which the banks agreed to extend to April 30, 2001 the date by which the Company must fully implement the cash management system. On May 11, 2001 the banks agreed to further extend the deadline to June 15, 2001. The Company's failure to to fully implement the cash management system was cured in August 2001.

The Company spent approximately $4.1 million on purchases of vehicles and equipment during the six months ended June 30, 2001. These expenditures were primarily for the purchase of transport and towing and recovery vehicles.
During the six months ended June 30, 2001, the Company made expenditures of $548,000 on towing and recovery vehicles and $3.0 million on transport vehicles. These expenditures were financed primarily with borrowings under the GE Capital Credit Facility. In March 2000, the Company committed to purchase 60 vehicles from a vehicle manufacturer. As of June 30, 2001, 41 of the 60 vehicles subject to the commitment had been delivered (with a total purchase price of $6.8 million) and a deposit of $1.6 million had been applied to such purchases. The Company expects to pay approximately $3.2 million for the purchase of the 19 vehicles remaining under the commitment.

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

In connection with the KPS Transaction, the Company agreed to pay to four of its senior executives an aggregate amount of approximately $430,000 on each of the first and second anniversaries of the change of control as long as the executives remained employed with the Company on such dates. In July 2001, the Company made the required payment with a payment of $430,000 expected to be paid in July 2002, subject to the continued employment of such executives.

During the past two years, the Company has experienced a significant decrease in its cash flow from operations and is continually exploring opportunities to improve its profitability, including, but not limited to, the closure or divestiture of unprofitable divisions, consolidation of operating locations, reduction of operating costs and the marketing of towing and recovery and transport services to new customers in strategic market locations. The Company currently expects to be able to fund its liquidity needs for the foreseeable future through cash flow from operations and borrowings of amounts available under its revolving credit facility.


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

PART II   OTHER INFORMATION
          -----------------


ITEM 1    LITIGATION

On April 27, 2001, David A. Caron, the former owner of Caron Auto Works, Inc. and Caron Auto Brokers, Inc. (collectively, "Caron Auto") one of the companies acquired by the Company in connection with the Company's initial public offering, filed suit against the Company in the Supreme Court of the State of New York, County of New York. In his complaint, Mr. Caron claims that the Company breached certain of its obligations under consulting and employment agreements allegedly entered into between the Company and Mr. Caron in connection with the Caron Auto acquisition. Mr. Caron claims, among other things, that the Company failed to pay certain advances and commissions for acquisition related-consulting services allegedly provided by Mr. Caron. The complaint seeks unspecified damages stated to be in excess of $500,000. The Company intends to defend this action vigorously.


ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On June 30, 2001, the Company issued approximately $1.8 million aggregate principal amount of 8% Convertible Subordinated Debentures due 2008 (the "Debentures") to Charter URS, LLC ("Charterhouse"), which represented the quarterly payment-in-kind interest payment due with respect to $89.3 million aggregate principal amount of the Debentures previously issued to Charterhouse.

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

ITEM 5    OTHER EVENTS

               On June 1, 2001, Michael S. Pfeffer resigned as a director of the Company. On June 26, 2001, the Board of Directors of the Company appointed A. Lawrence Fagan, the designee of Charterhouse pursuant to the Investors' Agreement between the Company and Charterhouse, as a Class I director to fill the vacancy resulting from Mr. Pfeffer's resignation.

On June 18, 2001, Todd Q. Smart resigned as a Class III director of the Company.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     UNITED ROAD SERVICES, INC.
                                                             Registrant


Date: August 13, 2001                            /s/  Gerald R. Riordan
                                                 ------------------------------
                                                      Chief Executive Officer

                                                 /s/  Patrick J. Fodale
                                                 ------------------------------
                                                      Chief Financial Officer