Form 10-Q
period 2001-09-30
UNITED ROAD SERVICES INC
filed 2001-11-14
CIK 1056562

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

  (MARK)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                          OF 1934 FOR THE PERIOD ENDED
                               SEPTEMBER 30, 2001





                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                        Commission File Number 000-24019

                           United Road Services, Inc.
                           -------------------------
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

                      Yes  X                 No ___
                          ---

     As of November 14, 2001, the registrant had 2,102,197 shares of common stock issued and outstanding.

================================================================================

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
        Form 10-Q For The Three and Nine Months Ended September 30, 2001

                  Index                                                                                           Page
Part I.  - Financial Information

         Item 1   Condensed Consolidated Financial Statements
                  Condensed Consolidated Balance Sheets as of
                      September 30, 2001 and December 31, 2000                                                       3

                  Condensed Consolidated Statements of Operations
                      For the Three and Nine Months Ended
                      September 30, 2001 and September 30, 2000                                                      4

                  Condensed Consolidated Statements of Cash Flows for
                      the Nine Months Ended September 30, 2001 and September 30, 2000                                5

                  Notes to Condensed Consolidated Financial Statements                                               7

         Item 2   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                           13

         Item 3   Quantitative and Qualitative Disclosures about Market Risk                                        21

Part II. - Other Information

         Item 2   Changes in Securities and Use of Proceeds                                                         22

         Item 3   Defaults upon Senior Securities                                                                   22


Signatures                                                                                                          23


                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except share amounts and per share data)


ASSETS                                                                            September 30, 2001     December 31, 2000
                                                                                  ------------------     -----------------
                                                                                     (Unaudited)
 Current assets:
         Cash and cash equivalents                                                    $       86                 2,615
         Trade receivables, net of allowance for doubtful
           accounts of $1,858 at September 30, 2001
           and $2,686 at December 31, 2000                                                18,948                18,981
         Other receivables, net of allowance for doubtful accounts
           of $0 at September 30, 2001 and $9 at December 31, 2000                           958                   903
         Prepaid licenses and fees                                                           657                   317
         Prepaid expenses and other current assets                                          2,487                2,030
                                                                                     ------------          -------------
                  Total current assets                                                    23,136                24,846

 Vehicles and equipment, net                                                              66,658                69,419
 Deferred financing costs, net                                                             5,048                 5,570
 Goodwill, net                                                                            76,149                78,020
 Other non-current assets                                                                    269                   538
                                                                                     -----------           -------------
                  Total assets                                                      $    171,260               178,393
                                                                                     ===========           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
         Current installments of obligations for equipment under
            finance contracts and capital leases                                    $        329                   458
         Borrowings under credit facility                                                 33,651                32,163
         Accounts payable                                                                  7,790                 8,722
         Accrued expenses                                                                 10,539                11,115
         Due to related parties                                                              750                   589
                                                                                     -----------           -----------
                  Total current liabilities                                               53,059                53,047

 Obligations for equipment under finance contracts and capital
           leases, excluding current installments                                            192                   547
 Long-term debt                                                                           92,928                87,568
 Deferred tax liability                                                                    2,278                 3,371
 Other long-term liabilities                                                               1,880                 1,254
                                                                                     -----------           -----------
                  Total liabilities                                                      150,337               145,787
                                                                                     -----------           -----------

 Stockholders' equity:
         Preferred stock; $ 0.001 par value; 5,000,000 shares authorized;
           662,119 shares issued and outstanding at September 30, 2001
           and December 31, 2000                                                               1                     1
         Common stock; $0.01 par value; 35,000,000 shares
           authorized; 2,102,197 shares issued and outstanding
           at September 30, 2001 and December 31, 2000                                        21                    21
         Additional paid-in capital                                                      217,541               217,661
         Accumulated deficit                                                           (196,640)             (185,077)
                                                                                     -----------           -----------
                  Total stockholders' equity                                              20,923                32,606
                                                                                     -----------           -----------
                  Total liabilities and stockholders' equity                        $    171,260               178,393
                                                                                     ===========           ============


                See accompanying notes to condensed consolidated
                             financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                         Three months ended               Nine months ended
                                                            September 30,                    September 30,
                                                          2001          2000               2001          2000
                                                          ----          ----               ----          ----
Net revenue                                          $  55,923        61,346            172,662       189,526

Cost of revenue, excluding depreciation                 45,336        48,796            138,842       150,730
Amortization of goodwill                                   516           740              1,547         3,419
Depreciation                                             2,637         2,489              7,393         7,526
Selling, general and administrative expenses             8,700        11,310             27,589        30,069
Impairment charge                                            -                -               -       129,455
                                                     ---------     ---------          ---------     ---------
       Loss from operations                            (1,266)       (1,989)            (2,709)     (131,673)

Other income (expense):
   Interest income                                          13            93                 37           262
   Interest expense                                    (2,766)       (4,669)            (8,494)      (11,342)
   Other                                                    31          (47)               (52)         (421)
                                                     ---------     ---------          ---------    ----------
       Loss before income taxes                        (3,988)       (6,612)           (11,218)     (143,174)

Income tax (benefit) expense                           (1,102)           813              (810)         7,598
                                                     ---------     ---------          ---------    ----------
         Net loss                               $      (2,886)       (7,425)           (10,408)     (150,772)
                                                     =========     =========          =========    ==========

Share amounts:

         Basic and fully diluted loss per share$        (1.37)        (3.73)             (4.97)       (80.73)
                                                     =========     =========          =========    ==========
         Weighted average shares outstanding         2,102,197     1,989,693          2,095,177     1,867,671
                                                     =========     =========          =========    ==========

                See accompanying notes to condensed consolidated
                             financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                  Nine months ended
                                                                                                    September 30,

                                                                                               2001               2000
                                                                                               ----               ----
Net loss                                                                                 $ (10,408)          (150,772)

Adjustments to reconcile net loss to net cash provided by operating activities:

         Depreciation and amortization                                                        9,675             10,945
         Impairment charge                                                                        -            129,455
         Provision for doubtful accounts                                                        662              2,403
         Deferred income taxes                                                                    -              7,212
         Interest expense, paid-in-kind                                                       5,360              4,975
         Loss on sale of vehicles and equipment, net                                             38                188
         Loss on sale of division                                                                 -                212
         Changes in operating assets and liabilities:
                    Decrease (increase) in trade receivables                                  (629)              1,915
                    Decrease in other receivables                                              (55)              (167)
                    Decrease (increase) in prepaid licenses and fees                          (340)              1,991
                    Decrease (increase) in prepaid expenses and other
                        current assets                                                        (564)              (249)
                    Decrease in other non-current assets                                         57                111
                    Decrease in accounts payable                                            (1,443)              (922)
                    Increase (decrease) in accrued expenses                                   (576)                620
                    Decrease in other long-term liabilities                                 (1,622)              (397)
                                                                                           --------            -------
                        Net cash provided by (used in) operating activities                     155              7,520
                                                                                           --------            -------

Investing activities:
     Purchases of vehicles and equipment                                                    (5,802)            (4,570)
     Proceeds from sale of vehicles and equipment                                             1,133                751
     Proceeds received from sale of division                                                      -                450
     Amounts payable to related parties                                                         486            (1,336)
                                                                                           --------            -------
                        Net cash used in investing activities                               (4,183)            (4,705)
                                                                                           --------            -------

Financing activities:
     Proceeds from issuance of stock, net of offering costs                                       -             22,498
     Convertible preferred stock offering costs                                               (120)                  -
     Payments to be presented for funding, net                                                  511                  -
     Repayments of credit facility                                                                -           (50,650)
     Net borrowings on revolving credit facility                                              1,488             27,632
     Payments of deferred financing costs                                                     (215)            (3,097)
     Payments on capital leases                                                               (165)              (234)
                                                                                           --------            -------
                        Net cash provided by (used in) financing activities                   1,499            (3,851)
                                                                                           --------            -------


Increase (decrease) in cash and cash equivalents                                            (2,529)            (1,036)
Cash and cash equivalents at beginning of period                                              2,615              4,115
                                                                                           --------            -------
Cash and cash equivalents at end of period                                            $          86              3,079
                                                                                           ========            =======

                                   (continued)

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (In thousands)
                                   (Unaudited)

                                                                                               Nine months ended
                                                                                                 September 30,

                                                                                               2001               2000
                                                                                               ----               ----
Supplemental disclosures of cash flow information:
        Cash paid (received) during the period for:
                  Interest                                                               $    2,347              3,120
                                                                                         =========          ==========
                  Income tax expense, net of refunds                                     $      346            (1,560)
                                                                                         ==========         ==========

Supplemental disclosure of non-cash investing and financing activity:

                  Increase in accumulated deficit for unpaid
                     cumulative dividend on preferred stock                              $    1,155                289
                                                                                         ==========         ==========

                  Issuance of common stock related to acquisition, net                   $        8                409
                                                                                         ==========         ==========





























                See accompanying notes to condensed consolidated
                             financial statements.

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

         (b)      Organization and Business

                  The Company operates in two reportable operating segments: (1) transport and (2) towing and recovery. The transport segment provides transport services to a broad range of customers in the new and used vehicle markets. Revenue from transport services is derived according to pre-set rates based on mileage or a flat fee. Customers include automobile manufacturers, leasing and insurance companies, automobile auction companies, automobile dealers and individual motorists.

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

                  Basic earnings (loss) per share is computed by dividing income
                  (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company (such as stock options, warrants and convertible subordinated debentures). The impact of the Company's outstanding stock options, warrants and convertible subordinated debentures has been excluded, as the effect would be antidilutive. At September 30, 2001, the Company had outstanding preferred stock convertible into 6,221,190 shares of common stock, stock options exercisable to purchase 306,413 shares of common stock, warrants exercisable to purchase 48,008 shares of common stock and subordinated debentures convertible into 619,520 shares of common stock. At September 30, 2000, the Company had outstanding preferred stock convertible into 6,221,190 shares of common stock, stock options exercisable to purchase 397,146 shares of common stock, warrants exercisable to purchase 47,960 shares of common stock and subordinated debentures convertible into 572,340 shares of common stock.

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

         (g)      Impact of Recently Issued Accounting Standards

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is required to be adopted in years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001. At September 30, 2001, the Company was not active in the use of derivative products or arrangements and the adoption of SFAS No. 133 did not have a material financial impact on the Company's condensed consolidated financial statements. The Company will continue to evaluate future contractual arrangements entered into that may affect this determination.

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

                  SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company is evaluating SFAS No. 142 and has not made a determination as to the impact of its adoption.

                  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result form the acquisition, construction, development and (or) normal use of the asset.

                  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

                  The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS No. 143 it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

                  In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.

                  The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the SFAS for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

(h)      Reclassifications

                  Certain reclassifications of the prior year's condensed consolidated financial statements have been made to conform to the current year presentation.

 (2)     Due to Related Parties

         The Company is obligated to make certain earn-out payments, in the form of common stock, to the former owners of certain acquired companies. Subject to certain limitations, for each of the years 1998 through 2002, the Company will be required to make an earn-out payment to the former owners of each of these companies that achieves certain net revenue targets. The net revenue target for 1998 was generally 110% of 1997 net revenue of the particular company, and for the years 1999 through 2002 the net revenue target is 110% of the greater of the prior year's actual net revenue and target net revenue. If the net revenue target is achieved for a particular year, an initial payment, generally equal to 5% of the excess of actual net revenue over the net revenue target, is due. Upon achievement of the net revenue target for a particular year, subject to certain limitations, subsequent and equal payments will also be due for each year through 2002, provided that the actual net revenue for the respective subsequent year exceeds the actual net revenue for the year that the net revenue target was first achieved. The aggregate of all earn-out payments to a former owner may not exceed the total number of shares received by the former owner at the date of acquisition. At December 31, 2000, the Company recorded additional goodwill and a liability within accrued expenses on the accompanying condensed consolidated balance sheet to reflect earn-out payments due in the amount of $339. There were no earn-out payments due as of September 30, 2001. In August 2001, the Company delivered 10,543 shares of common stock related to the 2000 earn-out.

(3)      Debt

         On July 20, 2000, the Company and its subsidiaries entered into a senior secured revolving credit facility (the "GE Capital Credit Facility") with a group of banks led by General Electric Capital Corporation ("GE Capital").

         The GE Capital Credit Facility has a term of five years and a maximum borrowing capacity of $100,000. The facility includes a letter of credit sub-facility of up to $15,000. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price and the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. As of September 30, 2001, $33,651 was outstanding under the GE Capital Credit Facility, excluding letters of credit of $14,256, and an additional $8,915 was available for borrowing.

         The GE Capital Credit Facility requires the Company, among other things, to comply with certain cash management requirements and financial covenants. These include minimum levels of EBITDA and minimum ratios of EBITDA to fixed charges. In October 2001, the Company notified GE Capital that the Company had failed to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges for the period ended September 30, 2001. The Company is currently in discussions with the banks regarding a waiver of this non-compliance. If the Company is unable to obtain a waiver, all amounts outstanding under the GE Capital Credit Facility would be subject to acceleration at the banks' discretion. If the banks elect to accelerate, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. In addition, such acceleration would cause a default under the Company's 8% Convertible Subordinated Debentures due 2008 (the "Debentures") issued to Charter URS, LLC ("Charterhouse"), and Charterhouse could accelerate repayment of all amounts outstanding under the Debentures, subject to the banks' priority. In such event, repayment of amounts outstanding under the Debentures could only be made if the GE Capital Credit Facility were first paid in full or the bank group gave its express prior written consent to such repayment.

         On September 30, 2001, the Company issued approximately $1.8 million aggregate principal amount of Debentures to Charterhouse, which represented the quarterly payment-in-kind interest payment due with respect to $91.1 million aggregate principal amount of the Debentures previously issued to Charterhouse. For the nine months ended September 30, 2001 the Company has issued approximately $5.4 million in Debentures which represents payment-in-kind interest.

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

         The transport segment provides transport services to a broad range of customers in the new and used vehicle markets. The towing and recovery segment provides towing, impounding and storage services for motor vehicles, lien sales and auto auctions of abandoned vehicles. In addition, the towing and recovery segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment. The accounting policies of each of the segments are the same as those of the Company, as outlined in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts have been reclassified for consistent presentation. The Company evaluates the performance of its operating segments through an evaluation of the Company's income (loss) from operations. Accordingly, the Company's summarized segment financial information is presented below on the basis of income (loss) from operations for the three and nine month periods ended September 30, 2001 and 2000. Inter-segment revenues and transfers are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following tables:

         Three months ended September 30, 2001
         -------------------------------------
                                                                            Towing and
                                                           Transport         Recovery          Other             Total
                                                          -----------       ----------         -----             -----
          Net revenues from external customers            $   34,065           21,858              -            55,923
          Cost of revenue, including depreciation             29,846           18,127              -            47,973
          Income (loss) from operations                          708              391        (2,365)           (1,266)

         Three months ended September 30, 2000
         -------------------------------------
                                                                            Towing and
                                                           Transport         Recovery          Other             Total
                                                          -----------       ----------         -----             -----
         Net revenues from external customers             $   37,003           24,343              -            61,346
         Cost of revenue, including depreciation              31,322           19,963              -            51,285
         Income (loss) from operations                         1,681            1,062        (4,732)           (1,989)


         The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals:


                                                                                               Three months ended
                                                                                                  September 30,
         Reconciliation of income before income taxes:                                        2001               2000
                                                                                              ----               ----
              Total profit (loss) from reportable segments:

                  Transport                                                               $     708              1,681
                  Towing and Recovery                                                           391              1,062
                  Interest expense, net                                                     (2,753)            (4,576)
                  Other selling, general and administrative costs                           (2,365)            (4,732)
                  Other income (expense)                                                         31               (47)
                                                                                          ---------           --------
              Loss before income taxes                                                    $ (3,988)            (6,612)
                                                                                          =========          =========

         Nine months ended September 30, 2001
         ------------------------------------
                                                                            Towing and
                                                           Transport         Recovery          Other             Total
                                                          -----------       ----------         -----             -----
         Net revenues from external customers              $ 105,232           67,430              -           172,662
         Cost of revenue, including depreciation              91,255           54,980              -           146,235
         Income (loss) from operations                         2,756            2,643        (8,108)           (2,709)

         Nine months ended September 30, 2000
         ------------------------------------
                                                                            Towing and
                                                           Transport         Recovery          Other             Total
                                                          -----------       ----------         -----             -----

          Net revenues from external customers             $ 116,674           72,852              -           189,526
          Cost of revenue, including depreciation             97,802           60,454              -           158,256
          Impairment charge                                   81,151           48,304              -           129,455
          Loss from operations                              (74,951)         (46,741)        (9,981)         (131,673)


         The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals:

                                                                                                 Nine months ended
                                                                                                   September 30,
         Reconciliation of income before income taxes:                                        2001               2000
                                                                                              ----               ----
              Total profit (loss) from reportable segments:
                  Transport                                                             $    2,756           (74,951)
                  Towing and Recovery                                                        2,643           (46,741)
                  Interest expense, net                                                    (8,457)           (11,080)
                  Other selling, general and administrative costs                          (8,108)            (9,981)
                  Other expense                                                               (52)              (421)
                                                                                        ----------          ---------
              Income (loss) before income taxes                                         $ (11,218)          (143,174)
                                                                                        ==========          =========

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

Management's discussion and analysis addresses the Company's historical results of operations as shown in its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2001 and 2000.

In the first quarter of 2000, the Company sold one towing and recovery division. In the second quarter of 2000, the Company closed two transport divisions and one towing and recovery division, and in some cases allocated certain equipment to other divisions. In the third quarter of 2000, the Company closed one towing and recovery division and allocated certain equipment to other divisions. In the fourth quarter of 2000, the Company closed two towing and recovery divisions and allocated certain equipment to other divisions. In the second quarter of 2001 the Company sold one towing and recovery division and closed three transport divisions and allocated certain equipment to other divisions. In the third quarter of 2001 the Company closed one towing and recovery division. The transport closures effected in the second quarter of 2001 were designed to combine certain management dispatch and administrative functions, while maintaining existing vehicle fleets. The Company's operating results for the three and nine months ended September 30, 2001 do not include the operating results of the towing and recovery divisions sold in 2000. The results of the towing and recovery division sold during the second quarter of 2001 are included for the period prior to sale. The results of the towing and recovery division closed during the third quarter of 2001 are included for the period prior to closure. The Company's revenue, cost of revenue and selling, general and administrative expenses were also affected by the closures and reallocations described above that occurred during 2000 and 2001, as described more fully below.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net Revenue. Net revenue decreased $5.4 million, or 8.8%, from $61.3 million for the three months ended September 30, 2000 to $55.9 million for the three months ended September 30, 2001. Of the net revenue for the three months ended September 30, 2001, 60.9% related to transport services and 39.1% related to towing and recovery services. Transport net revenue decreased $2.9 million, or 8.5%, from $37.0 million for the three months ended September 30, 2000 to $34.1 million for the three months ended September 30, 2001. The decrease in transport net revenue was primarily due to the closure of three transport divisions in the second quarter of 2001 and the weak performance of the majority of the Company's transport businesses due to decreased demand for new and used vehicle transport services as compared to the prior year some of which was attributable to the events of September 11, 2001. The events' of September 11, 2001 resulted in limited access to the New York City and Long Island service areas from the Company's Newark, New Jersey facility, a lack of movement throughout the country of test vehicles by a major automobile manufacturing customer, reduced activity at certain automobile auctions due to travel limitations and a slow down in the new and used car markets associated with the growing sense of uncertainty about the future of the economy. Towing and recovery net revenue decreased $2.4 million, or 9.9%, from $24.3 million for the three months ended September 30, 2000 to $21.9 million for the three months ended September 30, 2001. The decrease in towing and recovery net revenue was primarily due to the closure of three towing and recovery divisions during the last six months of 2000, the sale of one towing and recovery division and the closure of another towing and recovery division during the first nine months of 2001 and the weak performance of many of the Company's towing and recovery businesses due to decreased demand for towing and recovery services as compared to the prior year, some of which was attributable to the events of September 11, 2001. The events of September 11, 2001 resulted in a reduction in impound activity in certain metropolitan areas, reduced towing activity as a result of the substantial reduction in tourism which impacted certain markets and a reduction of towing activity at the El Paso, Texas border into Mexico due to increased security.

Cost of Revenue. Cost of revenue, including depreciation, decreased $3.3 million, or 6.4%, from $51.3 million for the three months ended September 30, 2000 to $48.0 million for the three months ended September 30, 2001. Transport cost of revenue decreased $1.5 million, or 4.8%, from $31.3 million for the three months ended September 30, 2000 to $29.8 million for the three months ended September 30, 2001. The principal components of the decrease in transport cost of revenue consisted of a decrease in transport operating salaries and wages of $385,000, a decrease in costs of independent contractors, brokers and subcontractors of $617,000 and a decrease in fuel costs of $697,000 (each of which was due, in part, to the closure of three transport divisions in the second quarter of 2001 and the effect of the decrease in demand for transport services discussed above ), offset, in part, by an increase in employee benefit expense of $259,000. Towing and recovery cost of revenue decreased $1.8 million, or 9.0%, from $20.0 million for the three months ended September 30, 2000 to $18.2 million for the three months ended September 30, 2001. The principal components of the decrease in towing and recovery cost of revenue consisted of a decrease in towing and recovery operating labor costs of $484,000, a decrease in costs of independent contractors, brokers and subcontractors of $128,000, a decrease in insurance expense of $128,000, a decrease in fuel costs of $318,000 and a decrease in vehicle maintenance expense of $208,000 (each of which was due, in part, to the closure of three towing and recovery divisions during the last six months of 2000, the sale of one towing and recovery division and the closure of another towing and recovery division during the first nine months of 2001, and the effect of the decreased demand for towing and recovery services discussed above), combined with a decrease in the cost of scrap vehicle purchases of $319,000.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $2.6 million, or 23.0%, from $11.3 million for the three months ended September 30, 2000 to $8.7 million for the three months ended September 30, 2001. Transport selling, general and administrative expenses decreased $305,000, or 8.3%, from $3.6 million for the three months ended September 30, 2000 to $3.3 million for the three months ended September 30, 2001. The principal components of the decrease in transport selling, general and administrative expenses consisted of a decrease in bad debt expense of $227,000, a decrease in other miscellaneous administration costs of $69,000 and a decrease in computer and telecommunications expenses of $49,000, offset, in part, by an increase in professional fees of $28,000 (each of which was due, in part, to the closure of three transport divisions in the second quarter of 2001). Towing and recovery selling, general and administrative expenses increased $62,000, or 2.0%, from $3.0 million for the three months ended September 30, 2000 to $3.1 million for the three months ended September 30, 2001. The principal components of the increase in towing and recovery selling, general and administrative expenses consisted of an increase in advertising expense of $66,000 and an increase in salary and wages expense of $84,000, offset, in part, by a decrease in bad debt expense of $52,000, a decrease in travel and entertainment expenses of $37,000, a decrease in professional fees of $11,000 and a decrease in computer and telecommunication expenses of $12,000 (each of which was due, in part, to the closure of three towing and recovery divisions during the last six months of 2000 and the sale of one towing and recovery division and the closure of another towing and recovery division during the first nine months of 2001).

Corporate selling, general and administrative expenses decreased $2.3 million, or 48.9%, from $4.7 million for the three months ended September 30, 2000 to $2.4 million for the three months ended September 30, 2001. The decrease in corporate selling, general and administrative expenses was primarily due to a non-recurring charge of $2.1 million in the third quarter of 2000 related to contractual change of control payments to certain members of management, a decrease in wages and benefits expense of $91,000 and a decrease in professional fees of $105,000, offset, in part, by an increase in computer and telecommunication expense of $108,000.

Amortization of Goodwill. Amortization of goodwill decreased $224,000, or 30.3%, from $740,000 for the three months ended September 30, 2000 to $516,000 for the three months ended September 30, 2001.

Income (loss) from Operations. Loss from operations decreased $723,000, or 36.3%, from a loss of $2.0 million for the three months ended September 30, 2000 to a loss of $1.3 million for the three months ended September 30, 2001. Transport income from operations decreased $973,000, or 57.9%, from $1.7 million for the three months ended September 30, 2000 to $708,000 for the three months ended September 30, 2001. The decrease in transport income from operations was primarily due to a decline in transport revenue, offset, in part, by decreased cost of revenue and selling, general and administrative expenses related to the operation of the transport business segment as described above. Towing and recovery income from operations decreased $671,000, or 63.2%, from $1.1 million for the three months ended September 30, 2000 to $391,000 for the three months ended September 30, 2001. The decrease in towing and recovery income from operations was primarily due to a decline in towing and recovery revenue, offset, in part, by a decrease in cost of revenue and selling, general and administrative expenses related to the operation of the towing and recovery business segment as discussed above.

Interest Expense, net. Interest expense decreased $1.8 million, or 39.1%, from $4.6 million for the three months ended September 30, 2000 to $2.8 million for the three months ended September 30, 2001. Interest income decreased $80,000, from $93,000 for the three months ended September 30, 2000 to $13,000 for the three months ended September 30, 2001. The decrease in interest expense, net was primarily related to refinancing of the Company's credit facility with a new group of lenders in the third quarter of 2000, an effective interest rate of approximately 7.9% in the third quarter of 2001 as compared to an effective rate of approximately 9.3% in the third quarter of 2000 and lower average borrowings in the third quarter of 2001 as compared to the third quarter of 2000.

Income Tax Expense (Benefit). Income tax expense decreased $1.9 million, from an expense of $813,000 for the three months ended September 30, 2000 to a benefit of $1.1 million for the three months ended September 30, 2001. The decrease in income tax expense was due to the reduction of the valuation allowance relating to the net operating loss carry forward and a change in estimate of net operating loss limitations related to the July 20, 2000 ownership change, under Internal Revenue Code Section 382.

Net Loss. Net loss decreased $4.5 million, or 60.1%, from $7.4 million for the three months ended September 30, 2000 to $2.9 million for the three months ended September 30, 2001. The decrease in net loss related largely to the decrease in loss from operations of $723,000, the decrease in income tax expense of $1.9 million and the decrease in interest expense, net of $1.8 million.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net Revenue. Net revenue decreased $16.8 million, or 8.9%, from $189.5 million for the nine months ended September 30, 2000 to $172.7 million for the nine months ended September 30, 2001. Of the net revenue for the nine months ended September 30, 2001, 61.0% related to transport services and 39.0% related to towing and recovery services. Transport net revenue decreased $11.5 million, or 9.9%, from $116.7 million for the nine months ended September 30, 2000 to $105.2 million for the nine months ended September 30, 2001. The decrease in transport net revenue was primarily due to the closure of two transport divisions in the second quarter of 2000, the closure of three transport divisions in the second quarter of 2001, and the weak performance of the majority of the Company's transport businesses due to decreased demand for new and used vehicle transport services as compared to the prior year, some of which was attributable to the events of September 11, 2001. The events of September 11, 2001 resulted in limited access to the New York City and Long Island service areas from the Company's Newark, New Jersey facility, a lack of movement throughout the country of test vehicles by a major automobile manufacturing customer, reduced activity at certain automobile auctions due to travel limitations and a slow down in the new and used car markets associated with the growing sense of uncertainty about the future of the economy. Towing and recovery net revenue decreased $5.5 million, or 7.5%, from $72.9 million for the nine months ended September 30, 2000 to $67.4 million for the nine months ended September 30, 2001. The decrease in towing and recovery net revenue was primarily due to the sale of one towing and recovery division and the closure of four other towing and recovery divisions during 2000, the sale of one towing and recovery division and the closure of another towing and recovery division during the first nine months of 2001 and the weak performance of many of the Company's towing and recovery businesses due to decreased demand for towing and recovery services as compared to the prior year, some of which was attributable to the events of September 11, 2001. The events of September 11, 2001 resulted in a reduction in impound activity in certain metropolitan areas, reduced towing activity as a result of the substantial reduction in tourism which impacted certain markets and a reduction of towing activity at the El Paso, Texas border into Mexico due to increased security.

Cost of Revenue. Cost of revenue, including depreciation, decreased $12.0 million, or 7.6%, from $158.3 million for the nine months ended September 30, 2000 to $146.3 million for the nine months ended September 30, 2001. Transport cost of revenue decreased $6.5 million, or 6.7%, from $97.8 million for the nine months ended September 30, 2000 to $91.3 million for the nine months ended September 30, 2001. The principal components of the decrease in transport cost of revenue consisted of a decrease in transport operating labor costs of $2.6 million, a decrease in fuel costs of $1.5 million, and a decrease in costs of independent contractors, brokers and subcontractors of $2.9 million (each of which was due, in part, to the closure of two transport divisions during the second quarter of 2000, the closure of three transport divisions in the second quarter of 2001, and the effect of the decrease in demand for transport services discussed above). Towing and recovery cost of revenue decreased $5.5 million, or 9.1%, from $60.5 million for the nine months ended September 30, 2000 to $55.0 million for the nine months ended September 30, 2001. The principal components of the decrease in towing and recovery cost of revenue consisted of a decrease in the cost of scrap vehicle purchases of $1.7 million, combined with a decrease in towing and recovery operating labor costs of $1.4 million, a decrease in insurance casualty claims (that individually did not meet insurance deductibles) of $625,000 and a decrease in fuel costs of $543,000 (each of which was due, in part, to the sale of one towing and recovery division and the closure of four towing and recovery divisions during 2000, the sale of one towing and recovery division and the closure of another towing and recovery division during the first nine months of 2001, and the effect of the decrease in demand for towing and recovery services discussed above).

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $2.4 million, or 8.0%, from $30.0 million for the nine months ended September 30, 2000 to $27.6 million for the nine months ended September 30, 2001. Transport selling, general and administrative expenses decreased $225,000, or 2.1%, from $10.7 million for the nine months ended September 30, 2000 to $10.5 million for the nine months ended September 30, 2001. The principal components of the decrease in the Company's transport selling, general and administrative expenses for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, consisted of a decrease in bad debt expense of $240,000, a decrease in computer and telecommunication expenses of $208,000 and a decrease in other miscellaneous administrative costs of $219,000, offset, in part, by an increase in salary and wages expense of $414,000, an increase in professional fees of $229,000, and an increase in advertising expenses of $110,000 (each of which was due, in part, to the closure of two transport divisions during the second quarter of 2000, the closure of three transport divisions in the second quarter of 2001, and the effect of the decrease in demand for transport services discussed above). Towing and recovery selling, general and administrative expenses decreased $380,000, or 4.0%, from $9.4 million for the nine months ended September 30, 2000 to $9.0 million for the nine months ended September 30, 2001. The principal components of the decrease in the Company's towing and recovery selling, general and administrative expenses for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 consisted of a decrease in professional fees of $219,000, a decrease in office supply expense of $67,000, a decrease in other miscellaneous administrative costs of $57,000, a decrease in computer and telecommunication expense of $63,000 and a decrease in travel and entertainment expense of $78,000 (each of which was due, in part, to the sale of one towing and recovery division and the closure of four towing and recovery divisions during 2000, the sale of one towing and recovery division and the closure of another towing and recovery division during the first nine months of 2001, and the effect of the decrease in demand for towing and recovery services discussed above), offset, in part, by an increase in wages and benefits of $232,000 and an increase in advertising costs of $169,000.

Corporate selling, general and administrative expenses decreased $1.9 million, or 19.0%, from $10.0 million for the nine months ended September 30, 2000 to $8.1 million for the nine months ended September 30, 2001. The decrease in corporate selling, general and administrative expenses was primarily due to a non-recurring charge of $2.1 million in the third quarter of 2000 related to contractual charge of control payments to certain members of management, a decrease in wages and benefits expense of $417,000, a decrease in professional fees of $489,000 and a decrease in travel and entertainment expenses of $243,000, offset, in part, by an increase in computer and telecommunications expenses of $617,000 and an increase in bank service charges of $194,000.

Amortization of Goodwill. Amortization of goodwill decreased $1.5 million, or 44.1%, from $3.4 million for the nine months ended September 30, 2000 to $1.5 million for the nine months ended September 30, 2001. The decrease in goodwill amortization was the result of the goodwill impairment charge of $118.1 million as of June 30, 2000 associated with the Company's ongoing review of the recorded value of its long-lived assets and the recoverability of goodwill.

Impairment Charge. Impairment charges were $129.5 million for the nine months ended September 30, 2000. The impairment charges consisted of a non-cash charge of $118.1 million related to recoverability of goodwill under APB Opinion No. 17 and a non-cash charge of $11.4 million related to the Company's comprehensive review of its long-lived assets in accordance with SFAS No. 121. The impairment charge recorded under APB Opinion No.17 included $75.7 million related to the recoverability of goodwill at the Company's transport divisions and $42.4 million related to the recovery of goodwill at the Company's towing and recovery divisions. The impairment charge recorded under SFAS No. 121 included impairment charges of $2.5 million on the recoverability of vehicles and equipment at the Company's transport divisions and $2.1 million on the recoverability of vehicles and equipment at the Company's towing and recovery divisions and impairment charges of $2.9 million on the recoverability of allocated goodwill at the Company's transport divisions and $3.9 million on the recoverability of allocated goodwill at the Company's towing and recovery divisions. No impairment charges were recorded in the nine months ended September 30, 2001.

Income (loss) from Operations. Income from operations increased $128.8 million or 97.8%, from a loss of $131.7 million for the nine months ended September 30, 2000 to a loss of $2.7 million for the nine months ended September 30, 2001. Excluding the effect of the June 2000 impairment charge of $129.5 million, income from operations decreased $517,000, or 23.5%, from a loss of $2.2 million for the nine months ended September 30, 2000 to a loss of $2.7 million for the nine months ended September 30, 2001. Transport income from operations increased $77.7 million, from a loss of $75.0 million for the nine months ended September 30, 2000 to income of $3.5 million for the nine months ended September 30, 2001. Excluding the effect of the June 2000 transport impairment charge of $81.2 million, transport income from operations decreased $2.7 million, or 43.6%, from income of $6.2 million for the nine months ended September 30, 2000 to income of $3.5 million for the nine months ended September 30, 2001. This decrease in transport income from operations was primarily due to decreased transport revenue, offset, in part, by decreased cost of revenue and selling, general and administrative expenses related to the operation of the transport business segment as described above. Towing and recovery income from operations increased $49.3 million, from a loss of $46.7 million for the nine months ended September 30, 2000 to income of $2.6 million for the nine months ended September 30, 2001. Excluding the effect of the June 2000 towing and recovery impairment charge of $48.3 million, towing and recovery income from operations increased $1.1 million, or 73.3%, from income of $1.5 million for the nine months ended September 30, 2000 to income of $2.6 million for the nine months ended September 30, 2001. The increase in towing and recovery income from operations was primarily due to decreased cost of revenue and selling, general and administrative expenses related to the operation of the towing and recovery business segment, as described above.

Interest Expense, net. Interest expense decreased $2.8 million, or 24.8%, from $11.3 million for the nine months ended September 30, 2000 to $8.5 million for the nine months ended September 30, 2001. Interest income decreased $225,000, from $262,000 for the nine months ended September 30, 2000 to $37,000 for the nine months ended September 30, 2001. The decrease in interest expense, net was related to refinancing of the Company's credit facility with a new group of lenders in the third quarter of 2000, an effective interest rate of approximately 9.3% in the nine months ended September 30, 2000 as compared to an effective rate of approximately 8.3% in the nine months ended September 30, 2001 and lower borrowings in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Income Tax Expense (Benefit). Income tax expense decreased $8.4 million, from an expense of $7.6 million for the nine months ended September 30, 2000 to a benefit of $810,000 for the nine months ended September 30, 2001. The decrease in income tax expense was due to the reduction of the valuation allowance relating to the net operating loss carry forward and a change in estimate of net operating loss limitations related to the July 20, 2000 ownership change, under Internal Revenue Code Section 382.

Net Income (loss). Net loss decreased $140.4 million, from $150.8 million for the nine months ended September 30, 2000 to $10.4 million for the nine months ended September 30, 2001. The decrease in net loss related largely to the increase in income from operations of $128.8 million (primarily due to the effect of the June 2000 impairment charge of $129.5 million), a decrease in income tax expense of $8.4 million, and a decrease in interest expense, net of $2.5 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Liquidity and Capital Resources

As of September 30, 2001, the Company had approximately:

         o $86,000 of cash and cash equivalents

         o a working capital deficit of $30.0 million (including the $33.7 million outstanding under the GE Capital Credit Facility which is reflected as a current liability), and

         o $93.1 million of outstanding indebtedness, excluding current installments.

During the nine months ended September 30, 2001, the Company provided $155,000 in cash from operations. Cash provided in operating activities consisted primarily of a loss from operations of $10.4 million (offset by $15.0 million of non-cash depreciation, amortization and interest charges), an increase in trade receivables of $629,000 and a decrease in accounts payable of $1.5 million. During the nine months ended September 30, 2001, the Company used $4.2 million of cash in investing activities and provided $1.5 million of cash from financing activities. Investing activities consisted primarily of $5.8 million in purchases of vehicles and equipment, offset by $1.1 million in proceeds from the sale of vehicles and equipment. Financing activities consisted primarily of net borrowings under the GE Capital Credit Facility of $1.5 million.

On July 20, 2000, the Company and its subsidiaries entered into the GE Capital Credit Facility. On the same date, the Company terminated its prior revolving credit facility and repaid all amounts outstanding thereunder.

The GE Capital Credit Facility has a term of five years and a maximum borrowing capacity of $100 million. The facility includes a letter of credit subfacility of up to $15 million. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price and the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. Under the facility, the banks have the right to conduct an annual appraisal of the Company's vehicles. As of September 30, 2001, approximately $33.7 million was outstanding under the GE Capital Credit Facility (excluding letters of credit of $14.3 million) and an additional $8.9 million was available for borrowing.

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

The GE Capital Credit Facility contains additional covenants requiring the Company, among other things and subject to specified exceptions to (a) make certain prepayments against principal, (b) maintain specified insurance protection, (c) refrain from commercial transactions, management agreements, service agreements and borrowing transactions with certain related parties, (d) refrain from making payments of cash dividends and other distributions to equity holders, payments in respect of subordinated debt, payments of management fees to certain affiliates and redemption of capital stock, (e) refrain from mergers, acquisitions or sales of capital stock or a substantial portion of the assets of the Company or its subsidiaries, (f) refrain from direct or indirect changes in control, (g) limit capital expenditures and (h) meet certain financial covenants including minimum levels of EBITDA and minimum ratios of EBITDA to fixed charges. In October 2001, the Company notified GE Capital that the Company had failed to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges for the period ended September 30, 2001. The Company is currently in discussions with the banks to obtain a waiver. If the Company is unable to obtain a waiver, all amounts outstanding under the GE Capital Credit Facility would be subject to acceleration at the banks' discretion. If the banks elect to accelerate, the

Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. In addition, such acceleration would cause a default under the Debentures, and Charterhouse could accelerate repayment of all amounts outstanding under the Debentures, subject to the banks' priority. In such event, repayment of amounts outstanding under the Debentures could only be made if the GE Capital Credit Facility were first paid in full or the bank group gave its express prior written consent to such repayment.

The Company spent approximately $4.8 million on purchases of vehicles and equipment during the nine months ended September 30, 2001. These expenditures were primarily for the purchase of transport and towing and recovery vehicles. During the nine months ended September 30, 2001, the Company made expenditures of $1.5 million on towing and recovery vehicles and $3.3 million on transport vehicles. These expenditures were financed primarily with borrowings under the GE Capital Credit Facility. In March 2000, the Company committed to purchase 60 vehicles from a vehicle manufacturer. As of September 30, 2001, 41 of the 60 vehicles subject to the commitment had been delivered (with a total purchase price of $6.8 million) and a deposit of $1.6 million had been applied to such purchases. The Company is currently in discussions with the manufacturer regarding the remaining 19 vehicles.

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

In connection with the KPS Transaction, the Company agreed to pay four of its senior executives an aggregate amount of approximately $430,000 on each of the first and second anniversaries of the KPS Transaction as long as the executives remained employed with the Company on such dates. In July 2001, the Company made the required payments of $430,000, with an additional payment in the aggregate amount $430,000 expected to be made in July 2002, subject to the continued employment of such executives.

During the past two years, the Company has experienced a significant decrease in its cash flow from operations and is continually exploring opportunities to improve its profitability, including, but not limited to, the closure or divestiture of unprofitable divisions, consolidation of operating locations, reduction of operating costs and the marketing of towing and recovery and transport services to new customers in strategic market locations. Subject to obtaining a waiver of its non-compliance under the GE Capital Credit Facility, the Company currently expects to be able to fund its liquidity needs for the foreseeable future through cash flow from operations and borrowings of amounts available under its revolving credit facility.

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

PART II       OTHER INFORMATION

ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On September 30, 2001, the Company issued approximately $1.8 million aggregate principal amount of Debentures to Charterhouse, which represented the quarterly payment-in-kind interest payment due with respect to $91.1 million aggregate principal amount of the Debentures previously issued to Charterhouse. For the nine months ended September 30, 2001 the Company has issued approximately $5.4 million aggregate principal amount of Debentures to Charterhouse which represents payment-in-kind interest payments.

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

ITEM 3   DEFAULT UPON SENIOR SECURITIES

The GE Capital Credit Facility requires the Company, among other things, to comply with certain cash management requirements and financial covenants. These include minimum levels of EBITDA and minimum ratios of EBITDA to fixed charges. In October 2001, the Company notified GE Capital that the Company had failed meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges for the period ended September 30, 2001. The Company is currently in discussions with the banks regarding a waiver of this non-compliance. If the Company is unable to obtain a waiver, all amounts outstanding under the GE Capital Credit Facility would be subject to acceleration at the banks' discretion. If the banks elect to accelerate, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. In addition, such acceleration would cause a default under the Debentures issued to Charterhouse, and Charterhouse could accelerate repayment of all amounts outstanding under the Debentures, subject to the banks' priority. In such event, repayment of amounts outstanding under the Debentures could only be made if the GE Capital Credit Facility were first paid in full or the bank group gave its express prior written consent to such repayment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNITED ROAD SERVICES, INC.
                                                      Registrant

Date: November 14, 2001                 /s/   Gerald R. Riordan
                                        ----------------------------------------
                                              Chief Executive Officer

                                        /s/   Patrick J. Fodale
                                        ----------------------------------------
                                              Chief Financial Officer