Form 10-K
period 2001-12-31
UNITED ROAD SERVICES INC
filed 2002-03-29
CIK 1056562

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
      For the transition period from __________ to __________

                        Commission file number: 000-24010
             ------------------------------------------------------
                           UNITED ROAD SERVICES, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

               Delaware                              94-3278455
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

        17 Computer Drive West                         12205
           Albany, New York                          (Zip Code)
(Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (518) 446-0140
               ---------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
               ---------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
                                               -
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|
    The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 20, 2002 was $594,110.*
    The following documents are incorporated into this Form 10-K by reference:

       None.

    As of March 20, 2002, 2,086,475 shares of the registrant's Common Stock were outstanding.
----------
* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for the purposes of this computation.

================================================================================

                                     PART I

ITEM 1.   Business

General

    United Road Services, Inc. (the "Company") provides automobile transport and motor vehicle and equipment towing and recovery services. As of December 31, 2001, the Company operated a network of 12 transport divisions and 17 towing and recovery divisions located in a total of 20 states. During 2001, approximately 60.8% of the Company's net revenue was derived from the provision of transport services and approximately 39.2% of its net revenue was derived from the provision of towing and recovery services. Further information with respect to these segments of the Company's business may be found below in "Operations and Services Provided" and in note 12 to the Company's Consolidated Financial Statements included elsewhere herein.

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

Recent Developments

    On January 16, 2002, the Company acquired Auction Transport, Inc. ("ATI") from a subsidiary of Manheim Auction, Inc. ("Manheim") in a stock purchase transaction. ATI, headquartered in Lee's Summit, Missouri, provides automobile transport services to various Manheim auction locations and on a for hire basis. ATI operates a fleet of approximately 185 vehicles and also provides integrated vehicle logistics management services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition of ATI."


Operations and Services Provided

Transport

    The Company provides new and used automobile transport services for a wide range of customers, including leasing companies, automobile manufacturers, automobile dealers, automobile auction companies, insurance companies, brokers and individuals. With respect to new automobiles, transport services typically begin with a telephone call or other communication from an automobile manufacturer or dealer requesting the transportation of a specified number of vehicles between specified locations. A large percentage of the Company's used automobile transport business derives from automobile auctions, where an on-site Company representative negotiates with individual dealers and auction representatives to transport vehicles to and from the auction. In each case, the dispatcher or auction sales representative records the relevant information, checks the location and status of the Company's vehicle fleet and assigns the job to a particular vehicle. The automobiles are then collected and transported to the requested destination or an intermediate location for pick up by another Company vehicle.

    The Company typically provides services as needed by a customer and charges the customer according to pre-set rates based on mileage or negotiated flat rates. The Company transports large numbers of new vehicles for automobile manufacturers from ports and railheads to individual dealers pursuant to contracts. During the year ended December 31, 2001, one such customer, a big three automobile manufacturer, represented approximately 10% of the Company's total consolidated net revenue. The loss of this customer could have a material adverse effect on the Company's business, financial condition and results of operations if the Company were not able to replace the lost revenue with revenue from other sources. The Company's contracts with vehicle manufacturers typically have terms of three years or less and may be terminated at any time for material breach. Upon expiration of the initial term, the manufacturer may renew the contract on a year-to-year basis if it is satisfied with the Company's performance. Otherwise a new contract is awarded pursuant to competitive bidding. The Company's other transport services, which include transporting large numbers of used vehicles from automobile auctions (where off-lease vehicles are sold) to individual dealers, transporting automobiles for dealers who transfer new cars from one region to another, and local collection and delivery support to long-haul automobile transporters, are typically not subject to contracts.

Towing and Recovery

    The Company provides a broad range of towing and recovery services for a diverse group of commercial, government and individual customers in its local markets. Towing and recovery services typically begin with a telephone call requesting assistance. The call may come from a law enforcement officer, a commercial fleet dispatcher, a private business or an individual. The dispatcher records the relevant information regarding the vehicle or equipment to be towed or recovered, checks the location and status of the division's vehicle fleet (at times using a computerized positioning system) and assigns the job to a particular vehicle. The vehicle or equipment is then collected and towed to one of several locations, depending on the nature of the customer.

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

Dispatch and Information Systems

    The Company has experienced difficulties in implementing common operating systems for its transport and towing and recovery divisions to perform vehicle dispatch and other administrative functions, and currently relies on a combination of common operating systems and systems used by acquired divisions prior to their acquisition by the Company. Each of the operating systems used by the Company's divisions is linked with the Company's enterprise system. The Company has an information systems services agreement with Syntegra (USA) Inc. ("Syntegra") pursuant to which Syntegra provides data center, desktop and help desk support services to the Company. The Syntegra agreement is terminable by either party upon (i) 90 days notice and the payment by the terminating party of an early termination fee of $950,000 or (ii) a material breach by the other party. In conjunction with Syntegra, the Company intends to continue to re-evaluate its information system needs and take appropriate action to improve the utility and cost-effectiveness of its information systems.

    The Company anticipates that it will need to update and expand its information systems, or develop or purchase and implement new systems as it re-evaluates its needs. The Company expects that any such upgrade, expansion of existing systems or development, purchase or implementation of new systems will require substantial capital expenditures.

Government Regulation and Environmental Matters

    Towing, recovery and transport services are subject to various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety. The Company's vehicles and facilities are subject to periodic inspection by the United States Department of Transportation and similar state and local agencies to monitor compliance with such laws and regulations. The Company's failure to comply with such laws and regulations could subject the Company to substantial fines and could lead to the closure of operations that are not in compliance. Companies providing towing, recovery and transport services are required to have numerous federal, state and local licenses and permits. Failure by the Company to obtain or maintain such licenses and permits could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Employees

    As of December 31, 2001, the Company had approximately 1,708 employees, leased an additional 187 employees and used approximately 178 independent contractors. The Company believes that it has a satisfactory relationship with its employees. None of the Company's employees are currently members of unions.

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

    The following discussion outlines certain factors that could affect the Company's financial condition and results of operations for 2002 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company.

Limited  Combined  Operating  History;   Risks  of  Integrating  and  Operating
Acquired Companies

    The Company conducted no operations and generated no net revenue prior to its initial public offering in May 1998. At the time of its initial public offering, the Company purchased seven towing, recovery and transport businesses. Between May 6, 1998 and May 5, 1999, the Company acquired a total of 49 additional businesses. Prior to their acquisition by the Company, such companies were operated as independent entities. A number of these businesses, now operating as divisions of the Company, have experienced performance difficulties since being acquired by the Company. As a result, during 2000, the Company sold one division and closed six other divisions and during 2001, the Company sold two divisions and closed four other divisions. There can be no assurance that the Company will be able to improve the profitability of its underperforming businesses or that it will be able to operate the combined enterprise on a profitable basis.

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

Availability of Capital

    The Company's ability to execute its business strategy will depend to a great extent on the availability of capital. The Company has experienced, and may continue to experience, a significant decrease in its cash flow from operations. While management continues to explore opportunities to improve the Company's cash flow from operations through, among other things, the closure or divestiture of unprofitable divisions, consolidation of operating locations, reduction of operating costs and the marketing of towing, recovery and transport services to new customers in strategic market locations, there can be no assurance that such efforts will be successful in improving the Company's cash flow. The Company currently expects to be able to fund its liquidity needs for at least the next twelve months through cash flow from operations and borrowings of amounts available under its revolving credit facility under which General Electric Capital Corporation ("GE Capital") acts as agent. However, any failure by the Company to meet the financial covenants in its credit facility will, unless waived by the banks, result in an inability to borrow and/or an immediate obligation to repay all amounts outstanding under the credit facility. Also, unless it is successful in improving its cash flow from operations, the Company may not be able to fund its working capital needs or invest in its longer-term growth strategy. In the event that the Company is not able to fund its liquidity needs from cash flow from operations and/or borrowings under its credit facility, it would be necessary for the Company to raise additional capital, through the issuance of debt or equity securities, bank debt or sales of assets, which may not be possible on satisfactory terms, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    The Company's revolving credit facility requires the Company, among other things, to comply with certain financial covenants, including minimum levels of earnings before taxes, depreciation and amortization ("EBITDA"), minimum ratios of EBITDA to fixed charges and minimum levels of liquidity. In October 2001, the Company notified GE Capital that the Company had failed to meet the minimum level of EBITDA and minimum ratio of

EBITDA to fixed charges for the period ended September 30, 2001. In December 2001, the Company notified GE Capital that the Company would fail to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges for the period ended December 31, 2001, and that the Company was not expected to meet the minimum liquidity requirement in the first quarter of 2002.

    On February 14, 2002, the Company entered into an amendment to the revolving credit facility under which the banks waived these financial covenant violations, waived a covenant violation with respect to the banks' consent to the ATI acquisition and provided for the addition of ATI as a borrower under the credit facility. The amendment reduces the minimum required levels of EBITDA and increases the minimum required ratios of EBITDA to fixed charges under the revolving credit facility. The amendment also reduced the minimum liquidity requirement for the period beginning February 15, 2002 and ending March 15, 2002. In addition, the amendment increases the maximum amount of annual operating lease payments the Company and its subsidiaries may make in fiscal years 2002 through 2004.

    If the Company fails to comply with these amended provisions or violates other covenants in the revolving credit facility, the Company will be required to seek additional waivers, which may not be granted by the banks, or to enter into amendments to the credit facility which may contain more stringent conditions on the Company's borrowing capability or its activities, and may require the Company to pay substantial fees to the banks. If such future waivers were not granted and the banks were to elect to accelerate repayment of outstanding balances under the credit facility, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. If the banks were to accelerate repayment of amounts due under the credit facility, it would cause a default under the debentures issued to Charter URS, LLC ("Charterhouse"). In the event of a default under the debentures, Charterhouse could accelerate repayment of all amounts outstanding under the debentures, subject to the credit facility banks' priority. In such event, repayment of the debentures would be required only if the credit facility was paid in full or the banks under the credit facility granted their express written consent.

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

Information Systems

    The Company has experienced difficulties in implementing common operating systems in its towing and recovery and transport locations. As a result, the Company currently relies on a combination of common operating systems and systems used by acquired divisions prior to their acquisition by the Company. The Company anticipates that it will need to update and expand its information systems, or develop or purchase and implement new systems as it continues to re-evaluate its needs. The Company expects that any update or expansion of its existing systems or any development, purchase or implementation of new systems will require the Company to make substantial capital expenditures, which could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company could encounter unexpected delays in developing and implementing new systems, which could interfere with its business. Any significant interruption in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Customer Relationships and Contracts

    The Company provides transport services to certain automobile manufacturers and other commercial customers under contracts, which typically have terms of three years or less and may be terminated at any time for material breach. Upon expiration of the initial term of these contracts, the manufacturer typically may renew the contract on a year-to-year basis if it is satisfied with the Company's performance. Otherwise, a new contract is awarded pursuant to competitive bidding. The Company also provides towing and recovery services to certain municipalities and a number of law enforcement agencies under contracts. These towing and recovery contracts usually have terms of five years or less, may be terminated at any time for material breach, and typically are subject to competitive bidding upon expiration. The Company has towing, recovery and transport contracts representing approximately $1.7 million in annual revenue that are scheduled to expire during 2002. It is possible that some or all of these transport or towing and recovery contracts may not be renewed upon expiration or may be renewed on terms less favorable to the Company based upon prevailing economic conditions at the time of renewal. It is also possible that at some future time more of the Company's customers may implement a competitive bidding process for the award of transport or towing and recovery contracts. The Company has no formal contract with a large number of its customers, and it is possible that one or more customers could elect, at any time, to stop utilizing the Company's services.

    During the year ended December 31, 2001, one of the Company's transport customers, a big three automobile manufacturer, represented approximately 10% of the Company's total consolidated net revenue. The loss of this customer could have a material adverse effect on the Company's business, financial condition and results of operations if the Company were not able to replace the lost revenue with revenue from other sources.

Regulation

    Towing, recovery and transport services are subject to various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety. The Company's vehicles and facilities are subject to periodic inspection by the United States Department of Transportation and similar state and local agencies to monitor compliance with such laws and regulations. The Company's failure to comply with such laws and regulations could subject the Company to substantial fines and could lead to the closure of operations that are not in compliance. Companies providing towing, recovery and transport services are required to have numerous federal, state and local licenses and permits. Failure by the Company to obtain or maintain such licenses and permits could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Quarterly Fluctuations of Operating Results

    The Company has experienced, and may continue to experience, significant fluctuations in quarterly operating results due to a number of factors. These factors could include: (i) the Company's success in improving operating efficiency and profitability, and in integrating its acquired businesses; (ii) the loss of significant customers or contracts; (iii) the timing of expenditures for new equipment and the disposition of used equipment; (iv) price changes in response to competitive factors; (v) changes in the general level of demand for towing, recovery and transport services; (vi) event-driven variations in the demand for towing, recovery and transport services; (vii) the availability of capital to fund operations, including expenditures for new and replacement equipment; (viii) changes in applicable regulations, including but not limited to various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety; (ix) fluctuations in fuel, insurance, labor and other operating costs; and (x) general economic conditions. As a result, operating results for any one quarter should not be relied upon as an indication or guarantee of performance in future quarters.

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

OTC Bulletin Board Listing

    Since the Company's common stock was delisted from the Nasdaq National Market ("Nasdaq") on May 22, 2000, the common stock has been traded over-the-counter and quoted on the Over-the-Counter Electronic Bulletin Board (the "OTC Bulletin Board"). Trading of securities on the OTC Bulletin Board is generally limited and trades are effected on a less regular basis than on other exchanges or quotation systems (such as Nasdaq). Accordingly, investors who own or purchase the Company's common stock will find that its liquidity or transferability is limited. Investors may find it difficult to purchase or dispose of, or obtain accurate quotations as to the market value of, the Company's common stock. Additionally, the listing of the Company's common stock on the OTC Bulletin Board may negatively affect the Company's ability to sell additional securities or to secure additional financing.

Control by Principal Stockholder

    Blue Truck Acquisition, LLC ("Blue Truck"), a Delaware limited liability company controlled by KPS Special Situations Fund, L.P. ("KPS"), owns shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") convertible into approximately 76.6% of the Company's common stock. Blue Truck is entitled to vote the shares of Series A Preferred Stock on an as-converted basis on all matters submitted to a vote of the Company's stockholders, except for certain elections of directors. In addition, Blue Truck currently has the right to designate and elect a majority of the Board of Directors. As a result, Blue Truck has effective control of the Company, including the power to direct the Company's policies and to determine the outcome of all matters submitted to a vote of the Company's stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

ITEM 2.   Properties

    As of December 31, 2001, the Company operated 29 divisions, consisting of 64 facilities located in 20 states. These properties consisted of 38 facilities used to garage, repair and maintain towing and recovery vehicles, impound and store towed vehicles, conduct lien sales and auctions and house administrative and dispatch operations for the Company's towing and recovery operations, and 26 facilities used as marshalling sites and to garage, repair and maintain transport vehicles and house administrative and dispatch operations for the Company's transport operations. All of the Company's facilities are leased from other parties. As of December 31, 2001, the Company's headquarters consisted of approximately 14,100 square feet of leased space in Albany, New York.

    As of December 31, 2001, the Company operated a fleet of approximately 646 towing and recovery vehicles and approximately 589 transport vehicles. The Company believes that its vehicles are generally well-maintained and adequate for its current operations.


ITEM 3.   Legal Proceedings

    On April 27, 2001, David A. Caron, the former owner of Caron Auto Works, Inc. and Caron Auto Brokers, Inc. (collectively, "Caron Auto"), one of the businesses acquired by the Company in connection with the Company's initial public offering, filed suit against the Company in the Supreme Court of the State of New York, County of New York. In his complaint, Mr. Caron claimed that the Company breached certain of its obligations under consulting and employment agreements allegedly entered into between the Company and Mr. Caron in connection with the Caron Auto acquisition. Mr. Caron claimed, among other things, that the Company failed to pay certain advances and commissions for acquisition related-consulting services allegedly provided by Mr. Caron. The complaint sought unspecified damages. In November 2001, the Company and Mr. Caron entered into a settlement agreement with respect to the claims made by Mr. Caron in the suit. Pursuant to the settlement agreement, the suit was dismissed with prejudice on December 16, 2001.

    On October 17, 2001, David J. Floyd, the former owner of Falcon Towing and Auto Delivery, Inc. ("Falcon"), one of the businesses acquired by the Company in connection with the Company's initial public offering, filed suit against the Company in the United Stated District Court, Northern District of New York. Mr. Floyd is a beneficial owner of greater than 5% of the Company's common stock. See "Security Ownership of Certain Beneficial Owners and Management." In his complaint, Mr. Floyd claims that the Company failed to pay earnout payments allegedly owed to Mr. Floyd under the merger agreement entered into with respect to the Falcon acquisition. In November 2001, the Company filed an answer to the complaint, denying Mr. Floyd's claims. In February 2002, the case was transferred to the United States District Court, Southern District of New York. No amount of damages was claimed in the complaint and discovery has not yet commenced. Therefore, the Company has not yet determined the potential damages to be claimed by the plaintiff. The Company intends to defend this action vigorously.

    The Company is from time to time a party to litigation arising in the ordinary course of its business (most of which involves claims for personal injury or property damage incurred in connection with the Company's operations). The Company does not believe that any such litigation in which the Company is currently involved will have a material adverse effect on its business, financial condition or results of operations.


ITEM 4.   Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of the stockholders of the Company was held on November 29, 2001.

    (b) At the annual meeting, Edward W. Morawski, Kenneth K. Fisher, Eugene J. Keilin and Brian J. Riley were elected as Class III directors of the Company for terms expiring at the Company's 2004 annual meeting. Gerald R. Riordan, A. Lawrence Fagan, Michael G. Psaros, and Stephen P. Presser continue to serve as Class I directors with terms expiring at the Company's 2002 annual meeting.

David P. Shapiro, Raquel V. Palmer and Joseph S. Rhodes continue to serve as Class II directors with terms expiring at the Company's 2003 annual meeting.

    (c) Set forth below is the tabulation of the votes at the annual meeting with respect to the election of the Class III directors:

Director                     Votes For                  Votes Withheld
--------                     ---------                  --------------

Edward W. Morawski           1,549,650 (1)              31,342 (1)

Kenneth K. Fisher            1,562,239 (1)              28,753 (1)

Eugene J. Keilin             662,119 (2)                0 (2)

Brian J. Riley               662,119 (2)                0 (2)

---------------

(1) Shares of Common Stock
(2) Shares of Series A Preferred Stock

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock was quoted on the Nasdaq National Market under the symbol "URSI" from May 1, 1998 through May 22, 2000 when the Company was delisted from Nasdaq. On May 22, 2000, the common stock began to be traded over-the-counter and quoted on the OTC Bulletin Board under the symbol "URSI." The table below sets forth the high and low sale prices for the Common Stock on the Nasdaq National Market or the OTC Bulletin Board, as applicable, for the periods indicated. All share prices have been adjusted to give effect to the one-for-ten reverse split of the outstanding common stock effected as of May 4, 2000 (the "Reverse Stock Split"). The prices presented for the period from January 1, 1999 through December 31, 2001 reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not reflect actual transactions.


     1999                                              High             Low
     ----                                              ----             ---
     First Quarter .............................      195.00           42.50
     Second Quarter ............................       80.00           45.625
     Third Quarter .............................       51.25           25.00
     Fourth Quarter ............................       36.25           10.00

     2000                                              High             Low
     ----                                              ----             ---
     First Quarter .............................       29.6875         12.50
     Second Quarter ............................       18.125           3.0625
     Third Quarter .............................        3.50            1.81
     Fourth Quarter ............................        2.23            0.45

     2001                                               High             Low
     ----                                               ----             ---
     First Quarter .............................        0.81            0.41
     Second Quarter ............................        0.53            0.24
     Third Quarter .............................        0.51            0.25
     Fourth Quarter ............................        0.45            0.23


    As of March 20, 2002, there were 226 record holders of the Company's common stock.

    The Company has never paid any cash dividends on its common stock and intends to retain its earnings to finance the development of its business for the foreseeable future. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, the Company's financial condition, restrictions in financing agreements and other factors deemed relevant by the Company's Board of Directors. The payment of dividends by the Company is restricted by the Company's revolving credit facility, the Certificate of Designations for its Series A Preferred Stock and the Amended and Restated Purchase Agreement between the Company and Charterhouse (the "Amended Charterhouse Purchase Agreement").

Sale of Unregistered Securities

    On December 31, 2001, the Company issued approximately $1.9 million aggregate principal amount of debentures to Charterhouse, which represented the quarterly payment-in-kind interest payment due with respect to $92.9 million aggregate principal amount of debentures previously issued to Charterhouse.

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

ITEM 6.   Selected Financial Data

    The following selected consolidated financial data as of December 31, 2001, 2000, 1999, 1998 and 1997 and for the years ended December 31, 2001, 2000, 1999 and 1998, and the period from July 25, 1997 (inception) to December 31, 1997, have been taken from the consolidated financial statements of the Company. For financial statement presentation purposes, Northland Auto Transporters, Inc. and Northland Fleet Leasing, Inc. (collectively, "Northland"), one of the companies acquired by the Company in May 1998 in connection with its initial public offering, has been designated as the Company's predecessor entity. The following selected historical financial data for Northland as of December 31, 1997 and for the year ended December 31, 1997 have been derived from the audited financial statements of Northland.

    The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the related notes included elsewhere in this Report.


                                                                                                                    Period From
                                                                              Year Ended December 31,              July 25, 1997
                                                                              -----------------------              (inception) to
                                                     2001          2000              1999               1998     December 31, 1997
                                                     ----          ----              ----               ----     -----------------
                                                              (In thousands, except per share amounts and share data)
Consolidated Statement of Operations
    Data--United Road Services, Inc.:

Net revenue ................................    $   226,529       $   246,566      $   255,112      $    87,919     $        --
Cost of revenue ............................        193,503           212,651          202,588           64,765              --
                                                -----------       -----------      -----------      -----------     -----------
Gross profit ...............................         33,026            33,915           52,524           23,154              --
Selling, general and administrative expenses         36,129            43,514           42,139           12,428             174
Goodwill amortization ......................          2,063             3,710            5,439            1,745              --
Impairment charge ..........................             --           129,455           28,281               --     -----------
                                                -----------       -----------      -----------      -----------              --
Income (loss) from operations ..............         (5,166)         (142,764)         (23,335)           8,981     -----------
Interest income (expense) and other, net ...        (11,566)          (14,322)         (11,523)          (1,086)           (174)
                                                -----------       -----------      -----------      -----------              --
Income (loss) before income taxes ..........        (16,732)         (157,086)         (34,858)           7,895     -----------
Income tax expense (benefit) ...............          3,073             1,846           (5,158)           3,503            (174)
                                                ===========       ===========      ===========      ===========              --
Net income (loss) ..........................    $   (13,659)      $  (158,932)     $   (29,700)     $     4,392     $      (174)
                                                -----------       -----------      -----------      -----------     ===========
Basic net income (loss) per share ..........    $     (6.52)      $    (81.95)     $    (17.54)     $      4.30     $     (0.84)
                                                ===========       ===========      ===========      ===========     ===========
Diluted net income (loss) per share ........    $     (6.52)      $    (81.95)     $    (17.54)     $      4.23     $     (0.84)
                                                ===========       ===========      ===========      ===========     ===========
Shares used in computing basic net income
(loss) per share ...........................      2,096,248         1,939,337        1,693,311        1,022,181         205,530
                                                ===========       ===========      ===========      ===========     ===========
Shares used in computing diluted net income
(loss) per share ...........................      2,096,248(1)      1,939,337(1)     1,693,311(1)     1,038,991(2)      205,530(2)
                                                ===========       ===========      ===========      ===========     ===========

                                                                                     At December 31,
                                                         --------------------------------------------------------------------
                                                            2001          2000            1999           1998           1997
                                                            ----          ----            ----           ----           ----
                                                                                      (In thousands)
Balance Sheet Data--United Road Services, Inc.:
Working capital (deficit) ..........................     $ (32,390)     $ (28,201)     $ (34,208)     $   9,330     $    (104)
Total assets .......................................       171,790        178,393        322,445        248,732            50
Long-term obligations, excluding current
    Installments ...................................        94,855         88,115         82,758         65,255            --
Stockholders' equity (deficit) .....................        17,222         32,606        166,413        163,766          (104)

                                                      Year Ended
                                                   December 31, 1997
                                                   -----------------
                                                     (In thousands)
Historical Statement of Operations
Data--Northland:
Net revenue.........................                  $ 10,159
Operating income....................                     1,438
Other expense, net..................                       (49)
Net income..........................                     1,054


                                                  At December 31, 1997
                                                  --------------------
                                                     (In thousands)
Historical Balance Sheet
Data--Northland:
Working Capital......................                   $  399
Total assets.........................                    5,465
Long-term obligations, excluding
current installments.................                    1,074
Stockholders' equity.................                    3,045

---------------
(1) Represents actual weighted average shares outstanding. The effect of options, warrants, shares withheld in connection with acquisitions or earn-out shares payable to the former owners of the businesses the Company acquired in connection with its initial public offering and one other acquired company have been excluded, as the effect would be anti-dilutive.
(2) Represents actual weighted average outstanding shares, adjusted for any incremental effect of options, warrants, shares withheld in connection with acquisitions and 1998 earn-out shares payable to the former owners of the businesses the Company acquired in connection with its initial public offering and one other acquired company.

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

Forward-Looking Statements

    From time to time, in written reports and oral statements, management may discuss its expectations regarding the Company's future performance. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or other actions taken or to be taken by the Company, including the impact of such plans, strategies or actions on the Company's results of operations or components thereof, projected or anticipated benefits from operational changes, acquisitions or dispositions made or to be made by the Company, or projections, involving anticipated revenues, costs, earnings or other aspects of the Company's results of operations. The words "expect," "believe," "anticipate," "project," "estimate," "intend" and similar expressions, and their opposites, are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance but rather are based on currently available competitive, financial and economic data and management's operating plans. These forward-looking statements involve risks and uncertainties that could render actual results materially different from management's expectations. Such risks and uncertainties include, without limitation, risks related to the Company's limited operating history and its ability to integrate acquired companies, risks related to the Company's ability to successfully improve the profitability of its acquired businesses, the availability of capital to fund operations, including expenditures for new and replacement equipment, risks related to the adequacy, functionality, sufficiency and cost of the Company's information systems, the loss of significant customers and contracts, changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety, potential exposure to environmental and other unknown or contingent liabilities, risks associated with the Company's labor relations, risks related to the adequacy of the Company's insurance, changes in the general level of demand for towing, recovery and transport services, price changes in response to competitive factors, risks related to fuel, insurance, labor and other operating costs, risks related to the loss of key personnel and the Company's ability to maintain an adequate skilled labor force, seasonal and other event-driven variations in the demand for towing, recovery and transport services, risks resulting from the over-the-counter trading of the Company's common stock, general economic conditions, and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (the "Risk Factors"). All statements herein that are not statements of historical fact are forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that those expectations will prove to have been correct. Certain other important factors that could cause actual results to differ materially from management's expectations ("Forward-Looking Statements") are disclosed in this Report. All written forward-looking statements by or attributable to management in this Report are expressly qualified in their entirety by the Risk Factors and the Forward-Looking Statements. Investors must recognize that events could turn out to be significantly different from what management currently expects.


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

    Selling, general and administrative expenses consist primarily of the following: compensation and benefits to sales and administrative employees; fees for professional services; computer costs; depreciation of administrative equipment and software; advertising; and other general office expenses.

    Between May 1998 and May 1999, the Company acquired a total of 56 towing, recovery and transport service businesses. During the third quarter of 1999, the Company made the strategic decision not to pursue its acquisition program in the near term in order to allow the Company to focus primarily on integrating and profitably operating its acquired businesses. Prior to the Company's acquisition of ATI in January 2002, the Company had not completed any acquisitions since May 5, 1999. The goal of the Company's revised business strategy is to improve the operational efficiency and profitability of its existing businesses in order to build a stable platform for future growth. As part of this business strategy, the Company has closed, consolidated or sold several operating locations. As of December 31, 2001, the Company operated a network of 12 transport divisions and 17 towing and recovery divisions located in a total of 20 states. During 2001, approximately 60.8% of the Company's net revenue was derived from the provision of transport services and approximately 39.2% of its net revenue was derived from the provision of towing and recovery services.

    Management's discussion and analysis addresses the Company's historical results of operations and financial condition as shown in its consolidated financial statements for the years ended December 31, 2001, 2000 and 1999. The historical results for the year ended December 31, 1999 includes the results of all businesses acquired prior to December 31, 1999 from their respective dates of acquisition. The Company did not acquire any businesses in the years ending December 31, 2001 and 2000.

    All of the acquisitions completed by the Company to date have been accounted for using the purchase method of accounting. As a result, the amount by which the fair value of the consideration paid exceeds the fair value of the net assets purchased by the Company has been recorded as goodwill. From the respective acquisition dates to December 31, 2001, this goodwill has been amortized, using its estimated useful life of 40 years, as a non-cash charge to operating income. Pursuant to a recently adopted accounting standard, the Company will cease to amortize approximately $75.6 million of goodwill related to its prior acquisitions. In lieu of amortization, the Company will be required to perform an initial impairment review of its goodwill in 2002 and annual impairment reviews thereafter. See "--Critical Accounting Policies -- Valuation of long-lived assets and goodwill" and "--Recently Issued Accounting Standards" below.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles and related disclosure requires management to make estimates and assumptions that affect:

..   the amounts reported for assets and liabilities;

..   the disclosure of contingent assets and liabilities at the date of the financial statements; and

..   the amounts reported for revenues and expenses during the reporting period.

    Specifically, management must use estimates in determining the economic useful lives of assets, provisions for uncollectable accounts receivable, exposures under self-insurance plans and various other recorded or disclosed amounts. Therefore, the Company's financial statements and related disclosure are necessarily affected by these estimates. Management evaluates these estimates on an ongoing basis, utilizing historical experience and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from estimates. To the extent that actual outcomes differ from estimates, or additional facts and circumstances cause management to revise estimates, the Company's financial position as reflected in its financial statements will be affected. Any effects on business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

    Management believes that the following are the Company's most critical accounting policies affected by the estimates and assumptions the Company must make in the preparation of its financial statements and related disclosure:

    Revenue. The Company derives revenue from towing, recovery and transport services based on distance, time or fixed charges and from related impounding, storage and other fees. Transport revenue is recognized upon the delivery of vehicles or equipment to their final destination, towing revenue is recognized at the completion of each towing engagement and revenues from impounding, storage, lien sales, repairs and auctions are recorded when the service is performed or when title to the vehicles has been transferred. Expenses related to the generation of revenue are recognized as incurred.

    Allowance for doubtful accounts. Management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes historical bad debt trends, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company's accounts receivable balance as of December 31, 2001 was $18.2 million, net of an allowance for doubtful accounts of $1.6 million.

    Accrued insurance. The Company is self-insured up to a certain stop-loss limit for employee health, accident liability and workers' compensation insurance. Therefore, management must make estimates of potential insurance losses related to the then-current accounting period. Significant management judgements and estimates must be made and used in connection with establishing such an insurance accrual. Management analyzes historical claim trends and current economic conditions in evaluating the adequacy of the insurance accrual. Material differences could result in the amount and timing of insurance expenses for any period if management were to make different judgements or utilize different estimates. The Company's reserve for health insurance, workers compensation and cargo losses at December 31, 2001 was $4.7 million.

    Accounting for income taxes. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes for each of the jurisdictions in which it operates. This process involves estimation of the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, goodwill and allowance for doubtful accounts, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent a valuation allowance is established or increased in a period, expense is recorded within the tax provision in the Company's consolidated statement of operations.

    Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. At December 31, 2001, the Company had a valuation allowance of $5.5 million, due to uncertainties related to the Company's ability to utilize certain deferred tax assets (consisting primarily of certain net operating losses carried forward) before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which the Company's deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact the Company's financial position and results of operations. The Company's deferred tax asset at December 31, 2001 was $5.5 million, which was offset by the valuation allowance of $5.5 million, resulting in a net deferred tax asset of zero at December 31, 2001.

    Valuation of long-lived assets and goodwill. The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets, specifically towing and transport vehicles, acquired as part of a business combination accounted for using the purchase method are evaluated along with the allocated goodwill in the determination of recoverability. Goodwill is allocated based on the proportion of the fair value of the long-lived assets acquired to the purchase price of the business acquired. Vehicles are recorded at the lower of cost or fair value as of the date of purchase under purchase accounting. Replacements of engines and certain other significant costs may be capitalized, if they extend the useful life of the asset. Expenditures for maintenance and repairs are expensed as costs are incurred. Depreciation is determined using the straight-line method over the remaining estimated useful lives of the individual assets. Recoverability of assets, including allocated goodwill, to be held and used is measured by a comparison of the carrying amount of those assets to the undiscounted future operating cash flows expected to be generated by those assets.

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

    In January 2002, SFAS No. 142, Goodwill and Other Intangible Assets, became effective, and, as a result, the Company will cease to amortize approximately $75.6 million of goodwill. In lieu of amortizing goodwill, SFAS No. 142 requires the Company to perform an initial impairment review of its goodwill in 2002 and annual impairment reviews thereafter. See "--Recently Issued Accounting Standards" below.


Results of Operations

    In the first quarter of 1999, the Company acquired nine transport businesses and four towing and recovery businesses. In the second quarter of 1999, the Company acquired one transport business and one towing and recovery business. In the first quarter of 2000, the Company sold one towing and recovery division. In the second quarter of 2000, the Company closed two transport divisions and one towing and recovery division, and in some cases allocated certain equipment to other divisions. In the third quarter of 2000, the Company closed one towing and recovery division and allocated certain equipment to other divisions. In the fourth quarter of 2000, the Company closed two towing and recovery divisions and allocated certain equipment to other divisions. In the second quarter of 2001, the Company sold one towing and recovery division and closed three transport divisions and allocated certain equipment to other divisions. In the third quarter of 2001, the Company closed one towing and recovery division. In the fourth quarter of 2001, the Company sold one towing and recovery division. The transport closures were designed to combine certain management dispatch and administrative functions, while maintaining existing vehicle fleets. The Company's operating results for 2001 do not include the operating results of the towing and recovery divisions sold or closed in 2000. The results of the towing and recovery divisions closed or sold during 2001 are included for the period prior to sale or closure. The Company's revenue, cost of revenue and selling, general and administrative expenses were also affected by the closures and reallocations described above that occurred during 2000 and 2001, as described more fully below.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

    Net Revenue. Net revenue decreased $20.1 million, or 8.2%, from $246.6 million for the year ended December 31, 2000 to $226.5 million for the year ended December 31, 2001. Of the net revenue for the year ended December 31, 2001, 60.8% related to transport services and 39.2% related to towing and recovery services. Transport net revenue decreased $13.7 million, or 9.1%, from $151.3 million for the year ended December 31, 2000 to $137.6 million for the year ended December 31, 2001. The decrease in transport net revenue was primarily due to the closure of two transport divisions in the second quarter of 2000 and the closure of three transport divisions in the second quarter of 2001 and the weak performance of the majority of the Company's transport businesses due to decreased demand for new and used vehicle transport services as compared to the prior year, some of which was attributable to the events of September 11, 2001. The events of September 11, 2001 resulted in limited access to the New York City and Long Island service areas from the Company's Newark, New Jersey facility, a lack of movement throughout the country of test vehicles by a major automobile manufacturing customer, reduced activity at certain automobile auctions due to travel limitations and a slow down in the new and used car markets associated with the growing sense of uncertainty about the future of the economy. Towing and recovery net revenue decreased $6.4 million, or 6.7%, from $95.3 million for the year ended December 31, 2000 to $88.9 million for the year ended December 31, 2001. The decrease in towing and recovery net revenue was primarily due to the closure of three towing and recovery divisions during the last six months of 2000, the sale of two towing and recovery divisions and the closure of another towing and recovery division during 2001 and the weak performance of many of the Company's towing and recovery businesses due to decreased demand for towing and recovery services as compared to the prior year, some of which was attributable to the events of September 11, 2001. The events of September 11, 2001 resulted in a reduction in impound activity in certain metropolitan areas, reduced towing activity as a result of the substantial reduction in tourism which impacted certain markets.

    Cost of Revenue. Cost of revenue, including depreciation, decreased $19.2 million, or 9.0%, from $212.7 million for the year ended December 31, 2000 to $193.5 million for the year ended December 31, 2001. Transport cost of revenue decreased $10.7 million, or 8.1%, from $131.5 million for the year ended December 31, 2000 to $120.8 million for the year ended December 31, 2001. The principal components of the decrease in transport cost of revenue consisted of a decrease in the costs of transport independent contractors, brokers and subcontractors of $5.0 million, a decrease in costs of transport operating salaries and wages of $2.7 million and a decrease in fuel costs of $2.6 million (each of which was due, in part, to the closure of two transport divisions in the second quarter of 2000 and the closure of three transport divisions in 2001 and the effect of the decrease in demand for transport services discussed above), offset, in part, by an increase in insurance expense of $833,000. Towing and recovery cost of revenue decreased $8.5 million, or 10.5%, from $81.2 million for the year ended December 31, 2000 to $72.7 million for the year ended December 31, 2001. The principal components of the decrease in towing and recovery cost of revenue consisted of a decrease in towing and recovery operating labor costs of $2.0 million, a decrease in vehicle maintenance expense of $1.0 million, a decrease in fuel costs of $958,000, a decrease in costs of towing and recovery independent contractors, brokers and subcontractors of $834,000, a decrease in insurance expense of $741,000 and a decrease in facility, occupancy and related costs of $693,000 (each of which was due, in part, to the sale of one towing and recovery division and the closure of four other towing and recovery divisions during 2000, the sale of two towing and recovery divisions and the closure of another towing and recovery division during 2001 and the effect of the decreased demand for towing and recovery services discussed above), combined with a decrease in the cost of scrap vehicle purchases of $1.6 million.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.4 million, or 17.0%, from $43.5 million for the year ended December 31, 2000 to $36.1 million for the year ended December 31, 2001. Transport selling, general and administrative expenses decreased $1.2 million, or 7.9%, from $15.1 million for the year ended December 31, 2000 to $13.9 million for the year ended December 31, 2001. The principal components of the decrease in transport selling, general and administrative expenses consisted of a decrease in bad debt expense of $912,000, a decrease in other miscellaneous administration costs of $449,000 and a decrease in computer and telecommunications expenses of $266,000 (each of which was due, in part, to the closure of two transport divisions in the second quarter of 2000 and the closure of three transport divisions in 2001), offset, in part, by an increase in salary and wages of $260,000 and an increase in professional fees of $192,000. Towing selling, general and administrative expenses decreased $2.4 million, or 17.0%, from $14.1 million for the year ended December 31, 2000 to $11.7 million for the year ended December 31, 2001. The principal components of the decrease in towing and recovery selling, general and administrative expenses consisted of a decrease in bad debt expense of $1.3 million, a decrease in professional fees of $631,000 and a decrease in miscellaneous administrative expenses of $356,000 (each of which was due, in part, to the sale of one towing and recovery division and the closure of four other towing and recovery divisions during 2000 and the sale of two towing and recovery divisions and the closure of another towing and recovery division during 2001), offset, in part, by an increase in salary and wages expense of $262,000.

    Corporate selling, general and administrative expenses decreased $3.8 million, or 26.6%, from $14.3 million for the year ended December 31, 2000 to $10.5 million for the year ended December 31, 2001. The decrease in corporate selling, general and administrative expenses was primarily due to a 2000 non-recurring charge of $2.1 million related to contractual change of control payments to certain members of management, a decrease in wages and benefits expense of $700,000, a decrease in professional fees of $805,000 and a decrease in travel and entertainment expenses of $249,000.

    Amortization of Goodwill. Amortization of goodwill decreased $1.6 million, or 44.4%, from $3.7 million for the year ended December 31, 2000 to $2.1 million for the year ended December 31, 2001. The decrease in goodwill amortization was the result of impairment charges of $118.1 million as of June 30, 2000 associated with the Company's ongoing review of the recorded value of its long-lived assets and the recoverability of goodwill.

    Impairment Charge. Impairment charges were $129.5 million for the year ended December 31, 2000. These impairment charges consisted of a non-cash charge of $118.1 million related to recoverability of goodwill under APB Opinion No. 17 and a non-cash charge of $11.4 million related to the Company's comprehensive review of its long-lived assets in accordance with SFAS No. 121. The 2000 impairment charge recorded under APB Opinion No. 17 included $75.7 million related to the recoverability of goodwill at the Company's transport divisions and $42.4 million related to the recoverability of goodwill at the Company's towing and recovery divisions. The 2000 impairment charge recorded under SFAS No. 121 included impairment charges of $2.5 million on the recorded value of vehicles and equipment at the Company's transport divisions and $2.1 million on the recorded value of vehicles and equipment at the Company's towing and recovery divisions and impairment charges of $2.9 million on the recoverability of allocated goodwill at the Company's transport divisions and $3.9 million on the recoverability of allocated goodwill at the Company's towing and recovery divisions. No impairment charges were recorded in the year ended December 31, 2001.

    Income (Loss) from Operations. Loss from operations decreased $137.6 million, or 96.4%, from a loss of $142.8 million for the year ended December 31, 2000 to a loss of $5.2 million for the year ended December 31, 2001. Excluding the effect of impairment charges of $129.5 million in 2000, loss from operations decreased $8.1 million, or 60.9%, from a loss of $13.3 million for the year ended December 31, 2000 to a loss of $5.2 million for the year ended December 31, 2001. Transport income from operations increased $80.5 million, or 102.5%, from a loss of $78.5 million for the year ended December 31, 2000 to income of $2.0 million for the year ended December 31, 2001. Excluding the effect of transport impairment charges of $81.1 million in 2000, transport income from operations decreased $630,000, or 24.2%, from $2.6 million for the year ended December 31, 2000 to $2.0 million the year ended December 31, 2001. The decrease in transport income from operations was primarily due to decreased transport revenue, offset, in part by, decreased cost of revenue and selling, general and administrative expenses related to the operation of the transport business segment as described above. Towing and recovery income from operations increased $53.3 million, from a loss of $50.0 million for the year ended December 31, 2000 to income of $3.3 million for the year ended December 31, 2001. Excluding the effect of towing and recovery impairment charges of $48.4 million in 2000, towing and recovery income from operations increased $5.3 million, from a loss of $1.6 million for the year ended December 31, 2000 to income of $3.7 million for the year ended December 31, 2001. The increase in towing and recovery income from operations was primarily due to decreased cost of revenue and selling, general and administrative expenses related to the operation of the towing and recovery business segment, as described above.

    Interest Expense, Net. Interest expense decreased $2.7 million, or 19.0%, from interest expense of $14.2 million for the year ended December 31, 2000 to interest expense of $11.5 million for the year ended December 31, 2001. Interest income decreased $244,000 from $284,000 for the year ended December 31, 2000 to $40,000 for the year ended December 31, 2001. The decrease in interest expense, net was related to a non-recurring charge of $1.7 million relating to the refinancing of the Company's credit facility with a new group of lenders in 2000, a decrease in the effective interest rate for credit facility borrowings of approximately 1.0% in the year ended December 31, 2001 as compared to the year ended December 31, 2000 and lower levels of debt during the first six months of 2001 as compared to the first six months of 2000.

    Income Tax Expense (Benefit). Income tax expense decreased $4.9 million, from an income tax expense of $1.8 million for the year ended December 31, 2000 to an income tax benefit of $3.1 million for the year ended December 31, 2001. The decrease in income tax expense was largely due to an ownership change on July 20, 2000 under Internal Revenue Code Section 382, resulting in the limitation of all net operating losses generated by the Company from inception through July 20, 2000. As a result of such limitation, the Company wrote off the tax effect of net operating losses generated prior to 2000 in the amount of $7.1 million and did not record the tax benefit of net operating losses generated from January 1, 2000 through July 20, 2000 in the amount of $6.9 million. During 2000, the Company generated net operating losses subsequent to the July 20, 2000 ownership change resulting in a tax benefit of $8.9 million. In addition, during 2000, the Company established a valuation allowance of $3.7 million against the deferred tax assets. In the year ended December 31, 2001, the Company recorded a tax benefit of $4.8 million, offset, in part, by an increase in the valuation allowance of $1.1 million.

    Net Income (Loss). Net loss decreased $145.2 million, from a net loss of $158.9 million for the year ended December 31, 2000 to a net loss of $13.7 million for the year ended December 31, 2001. The decrease in net loss related largely to the increase in income from operations of $137.6 million and the decrease in income tax expense of $4.9 million for the year ended December 31, 2001 as compared to the year ended December 31, 2000.

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


Liquidity and Capital Resources

    General

    As of December 31, 2001, the Company had approximately:

    . $1.7 million of cash and cash equivalents (representing deposits in transit to GE Capital, as agent under the Company's revolving credit facility) and another $4.3 million available for borrowing under the revolving credit facility,

    . a working capital deficit of approximately $32.4 million (including the $37.4 million outstanding under the Company's credit facility which, due to the factors described in note 2 to the Company's Consolidated Financial Statements included elsewhere herein, is reflected as a current liability), and

    . $94.9 million of outstanding long-term indebtedness, excluding current installments.

    During the year ended December 31, 2001, the Company provided $1.3 million in cash from operations and used $6.9 million of cash in investing activities. Of the cash used in investing activities, $8.1 million related to purchases of new vehicles and equipment, offset by proceeds of $1.4 million from the sale of vehicles and equipment. During the year ended December 31, 2001, the Company provided $4.7 million in cash from financing activities. Financing activities consisted of the net borrowings under the Company's revolving credit facility of $5.3 million and payments on long-term debt and payments of deferred financing costs of $486,000.

    Revolving Credit Facility

    On July 20, 2000, the Company and its subsidiaries entered into a revolving credit facility with a group of banks for which GE Capital acts as agent. On the same date, the Company terminated its prior credit facility and repaid all amounts outstanding thereunder.

    The revolving credit facility has a term of five years and a maximum borrowing capacity of $100 million. The facility includes a letter of credit subfacility of up to $15 million. The Company's borrowing capacity under the revolving credit facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price and the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. The amount of availability based on vehicles amortizes on a straight line basis over a period of five to seven years. Under the revolving credit facility, the banks have the right to conduct an annual appraisal of the Company's vehicles. All cash receipts are forwarded to GE Capital on a daily basis to pay down the revolver balance, and all working capital and expenditure needs are funded through daily borrowings. As of December 31, 2001, approximately $37.5 million was outstanding under the revolving credit facility (excluding letters of credit of $13.6 million) and an additional $4.3 million was available for borrowing.

    Interest accrues on amounts borrowed under the revolving credit facility, at the Company's option, at either the Index Rate (as defined in the credit facility) plus an applicable margin or the reserve adjusted LIBOR Rate (as defined in the credit facility) plus an applicable margin. The effective interest rate for the year ended December 31, 2001 was 7.3%. The rate is subject to adjustment based upon the performance of the Company, the occurrence of an event of default or certain other events.

    The obligations of the Company and its subsidiaries under the revolving credit facility are secured by a first priority security interest in the existing and after-acquired real and personal, tangible and intangible assets of the Company and its subsidiaries.

    The revolving credit facility provides for payment by the Company of customary fees and expenses, including an annual monitoring fee of $150,000. In the year ended December 31, 2000, the Company paid approximately $3.0 million in fees (including the monitoring fee) and expenses related to the revolving credit facility and the Company's sale of Series A Preferred Stock to CFE, Inc. (now known as GE Capital CFE, Inc.), an affiliate of GE Capital ("CFE"). In the year ended December 31, 2001, the Company paid the monitoring fee of $150,000 and paid $212,000 in other fees and expenses related to the revolving credit facility. At December 31, 2001, $3.1 million of the fees and expenses paid in connection with the revolving credit facility in 2000 and 2001 were recorded as deferred financing costs and will be amortized over the five year term of the credit facility.

    The revolving credit facility requires the Company, among other things, to comply with certain financial covenants, including minimum levels of EBITDA, minimum ratios of EBITDA to fixed charges and minimum levels of liquidity. In October 2001, the Company notified GE Capital that the Company had failed to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges for the period ended September 30, 2001. In December 2001, the Company notified GE Capital that the Company would fail to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges for the period ended December 31, 2001, and that the Company was not expected to meet the minimum liquidity requirement in the first quarter of 2002.

    On February 14, 2002, the Company entered into an amendment to the revolving credit facility under which the banks waived these financial covenant violations, waived a covenant violation with respect to the banks' consent to the ATI acquisition and provided for the addition of ATI as a borrower under the credit facility. The amendment reduces the minimum required levels of EBITDA and increases the minimum required ratios of EBITDA to fixed charges under the revolving credit facility. The amendment also reduced the minimum liquidity requirement for the period beginning February 15, 2002 and ending March 15, 2002. In addition, the amendment increases the maximum amount of annual operating lease payments the Company and its subsidiaries may make in fiscal years 2002 through 2004.

    If the Company fails to comply with these amended provisions or violates other covenants in the revolving credit facility, the Company will be required to seek additional waivers, which may not be granted by the banks, or to enter into amendments to the credit facility which may contain more stringent conditions on the Company's borrowing capability or its activities, and may require the Company to pay substantial fees to the banks. If such future waivers were not granted and the banks were to elect to accelerate repayment of outstanding balances under the credit facility, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. If the banks were to accelerate repayment of amounts due under the credit facility, it would cause a default under the debentures issued to Charterhouse. In the event of a default under the debentures, Charterhouse could accelerate repayment of all amounts outstanding under the debentures, subject to the credit facility banks' priority. In such event, repayment of the debentures would be required only if the credit facility was paid in full or the banks under the credit facility granted their express written consent.

    Lease Arrangements and Letters of Credit

    The Company finances a portion of its operations through operating leases. These leases relate to transport and towing and recovery vehicles, equipment (including information systems) and real property used by the Company to conduct its business. The terms of the Company's operating leases range from one to twenty years and certain lease agreements provide for price escalations.

    Certain of the operating lease agreements are with the former owners/shareholders of the businesses the Company has acquired, and cover the facilities used in the acquired business' operations. The Company does not believe that the terms of these lease arrangements with such former owners differ from those which would likely be negotiated with clearly independent third parties.

    The following table shows, as of December 31, 2001, the Company's future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year). This table does not include the operating lease payments assumed by the Company in the ATI transaction described below in "--Acquisition of ATI."


                                                         Operating leases
                                                         ----------------
                                                         ($ in thousands)

        Year ending December 31,             Related Party    Other        Total
        ------------------------             -------------    -----        -----
2002 ....................................       $2,245        3,924        6,169
2003 ....................................        1,571        2,488        4,059
2004 ....................................          487        1,879        2,366
2005 ....................................          297        1,115        1,412
2006 ....................................          208          249          457
Thereafter ..............................        1,402           50        1,452
                                                ------        -----       ------
Future minimum lease payments ...........       $6,210        9,705       15,915
                                                ======        =====       ======


    In the normal course of its business, the Company is a party to letters of credit which are not reflected in the Company's consolidated balance sheets. Such letters of credit are valued based on the amount of exposure under the instrument and the likelihood of performance being requested. At December 31, 2001, the Company had letters of credit outstanding in the aggregate amount of $13,649,000. As of December 31, 2001, no claims had been made against such letters of credit, and management does not expect any material losses resulting from these off-balance sheet instruments.

    Preferred Stock Dividends and Debenture Interest

    The terms of the Company's Series A Preferred Stock provide that, prior to July 20, 2008, holders of outstanding Series A Preferred Stock are entitled to receive cumulative dividends on each share of Series A Preferred Stock each quarter at the annual rate of (i) 5.5% until July 20, 2006, and (ii) 5.0% thereafter, of the Series A Preferred Base Liquidation Amount (as defined below). The "Series A Preferred Base Liquidation Amount" is equal to the purchase price per share of the Series A Preferred Stock ($40.778), subject to certain adjustments. The dividends are payable in cash at the end of each quarter or, at the election of the Company, will cumulate to the extent unpaid. In the event that the Company elects to culmulate such dividends, dividends will also accumulate on the amount cumulated at the same rate. Once the election to cumulate a dividend has been made, the Company may no longer pay such dividend in cash, other than in connection with a liquidation, dissolution or winding up of the Company. The Company has never paid cash dividends on the Series A Preferred Stock and, as a result, aggregate dividends of approximately $2.2 million had accumulated on the Series A Preferred Stock as of December 31, 2001. Holders of the Series A Preferred Stock are entitled to participate in all dividends payable to holders of the Company's common stock. The Company's obligation to pay dividends terminates on July 20, 2008, or earlier if the Company's common stock trades above a specified price level.

    The debentures issued to Charterhouse bear interest at a rate of 8% annually, payable in-kind for the first five years following issuance, and thereafter either in kind or in cash, at the Company's discretion. As of December 31, 2001, $94.8 million of debentures (including debentures issued as in-kind interest) were outstanding. During the year ended December 31, 2001, the Company recorded $10.6 million in interest expense and deferred financing fees related to the debentures.

    Vehicle and Equipment Expenditures

    The Company spent approximately $8.1 million on purchases of vehicles and equipment during the year ended December 31, 2001. These expenditures were primarily for the purchase of, and capitalized repairs on, transport and towing and recovery vehicles. During the year ended December 31, 2001, the Company made expenditures of $3.2 million on towing and recovery vehicles and $3.8 million on transport vehicles. These expenditures were financed primarily with cash flow from operations and borrowings under the revolving credit facility. As of December 31, 2001, the Company is under a commitment to pay approximately $2.9 million for the purchase of 14 transport and 14 towing and recovery vehicles. In March 2000, the Company committed to purchase 60 vehicles from a vehicle manufacturer. As of December 31, 2001, 41 of the 60 vehicles subject to the commitment had been delivered (with a total purchase price of $6.8 million) and a deposit of $1.6 million had been applied to such purchases. The Company is currently in discussions with the manufacturer regarding the remaining 19 vehicles.

    Information Systems Expenditures

    During 2001, the Company spent approximately $1.8 million for the management of its data center and the development of its financial and information systems. Pursuant its agreement with Syntegra, the Company expects to pay Syntegra approximately $2.0 million for these services during 2002. Although it is expected that the Company will need to upgrade and expand its financial and information systems in the future, or to develop or purchase and implement new systems, the Company cannot currently quantify the amount that will need to be spent to do so.

    Executive Change of Control Payments

    In connection with the Company's sale of Series A Preferred Stock to Blue Truck (the "KPS Transaction"), the Company agreed to pay four of its senior executives an aggregate amount of approximately $430,000 on each of the first and second anniversaries of the KPS Transaction as long as the executives remained employed with the Company on such dates. In July 2001, the Company made the required payments of $430,000, with an additional payment in the aggregate amount $430,000 expected to be made in July 2002, subject to the continued employment of such executives.

    Management Fee

    In connection with the KPS Transaction, the Company agreed to pay KPS Management, LLC, an affiliate of KPS ("KPS Management"), an annual management fee of $1.0 million, which may be lowered to $500,000 and then to zero based on the amount of Series A Preferred Stock held by Blue Truck and its permitted transferees. The fee is payable on a quarterly basis. As of December 31, 2001, the Company had not paid KPS Management the 2001 fee of $1.0 million. Such fee is payable to KPS Management upon its request. The Company has recorded the amount of the fee as an accrued liability at December 31, 2001.

    Future Liquidity Needs

    During the past two years, the Company has experienced a significant decrease in its cash flow from operations and is continually exploring opportunities to improve its profitability, including, but not limited to, the closure or divestiture of unprofitable divisions, consolidation of operating locations, reduction of operating costs and the marketing of towing and recovery and transport services to new customers in strategic market locations. The Company currently expects to be able to fund its liquidity needs for the next twelve months through cash flow from operations and borrowings of amounts available under its revolving credit facility. The Company's cash flow from operations may continue to decrease as a result of a number of factors relating to the Company's operations, including a decrease in demand for the Company's transport and/or towing and recovery services, the Company's inability to reduce its costs or improve the profitability of its operating divisions, increased fuel, insurance or other costs of operations and increased expenditures required by changes in applicable regulations. In addition, as described above in "-- Revolving Credit Facility," the Company's inability to meet the financial or other covenants contained in the revolving credit facility, or decreases in the net orderly liquidation value of the Company's vehicles, could result in limitations on the Company's borrowing ability, which would negatively affect the Company's cash flow. The Company's ability to meet the financial covenants contained in the revolving credit facility is directly related to the Company's operating performance, and therefore could be affected by the factors relating to the Company's operations described above.

Acquisition of Auction Transport, Inc.

    On January 16, 2002, the Company acquired ATI from a subsidiary of Manheim in a stock purchase transaction. ATI provides automobile transport services to various Manheim auction locations and on a for hire basis. The results of ATI's operations will be included in the Company's 2002 consolidated financial statements from the date of acquisition.

    The Company did not make any cash payments to Manheim upon the closing of the ATI acquisition, but assumed certain operating lease payments relating to ATI's operations. The value of the net assets acquired by the Company, excluding contingent consideration relating to a five year service agreement and the assumption of $6,952,000 of future operating lease payments, was $822,000. In connection with the transaction, Manheim has provided revenue guarantees to the Company over the duration of the operating lease payments assumed by the Company. In addition, Manheim is required to pay the Company a transaction-related fee of $1.0 million, $500,000 of which was paid upon the closing of the transaction and the remainder of which is payable no later than December 31, 2003. The full $1.0 million payment has been included in the calculation of the net assets acquired by the Company.

    The following table shows, as of January 16, 2002, the future minimum lease payments the Company is required to make under the noncancelable operating leases the Company assumed in the ATI acquisition:


                                                       ATI
                                                    Operating
              Year ended December 31,                Leases
              -----------------------               ---------

         2002............................           $  3,068
         2003............................              1,653
         2004............................              1,049
         2005............................              1,014
         2006............................                168
                                                    --------
         Future minimum lease payments...           $  6,952
                                                    ========


Recently Issued Accounting Standards

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

    The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill or intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

    Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Under SFAS No. 142, the Company will cease to amortize approximately $75,582,000 of goodwill. The Company had recorded approximately $2,063,000 of amortization on these amounts during 2001 and would have recorded approximately $2,000,000 of amortization during 2002. In lieu of amortization the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No.
142. The impairment review will involve a two-step process as follows:

Step 1 - the Company will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the fair value, including goodwill, exceeds the carrying value, no further work will be performed and no impairment charge will be recorded. The Company will then have up to six months from the date of adoption of SFAS No. 142 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit.

Step 2 - the Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess. The second step is required to be completed as soon as possible, but no later than the end of the year in which SFAS No. 142 is adopted. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

    Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Other than vehicles and equipment, the Company does not maintain significant tangible long-lived assets. Therefore, management has determined that the adoption of SFAS No. 143 will not have a material impact on the Company's financial statements. The Company will continue to evaluate its assets that may effect this conclusion.

    In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002.


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


ITEM 7A.  Quantitative and Qualitative Discussions about Market Risk.

    The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rates through the use of floating rate debt. The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. The table below provides information about the Company's financial instruments that are sensitive to interest rate changes. The table presents principal cash flows by expected maturity dates. There were no derivative financial instruments at December 31, 2001.


                                                                                     Fair
                           2002    2003   2004   2005   2006   Thereafter   Total    Value
                           ----    ----   ----   ----   ----   ----------   -----    -----

Variable rate debt ....  $37,436     --     --     --     --        --     $37,436   $37,436


    For the year ended December 31, 2001, the effective interest rate under the Company's revolving credit facility was 7.3%.


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

    The following table sets forth the name, age and position of the Company's current directors and executive officers:

                                                                                Director
       Name              Age                    Position                         Class
       ----              ---                    --------                         -----
Michael G. Psaros......  34   Chairman of the Board, Director                      I
Gerald R. Riordan......  53   Chief Executive Officer, Secretary and Director      I
Edward W. Morawski.....  53   Vice President and Director                         III
Kenneth K. Fisher......  49   Director                                            III
A. Lawrence Fagan......  71   Director                                             I
Joseph S. Rhodes.......  31   Director                                            II
Stephen W. Presser.....  42   Director                                             I
Eugene J. Keilin.......  59   Director                                            III
David P. Shapiro.......  40   Director                                            II
Raquel V. Palmer.......  29   Director                                            II
Brian J. Riley.........  32   Director                                            III
Michael A. Wysocki.....  48   President, Transport Business Unit                  --
Harold W. Borhauer.....  52   President, Towing and Recovery Business Unit        --
Patrick J. Fodale......  39   Vice President and Chief Financial Officer          --

    Michael G. Psaros has been the Chairman of the Board of Directors of the Company since July 20, 2000. Mr. Psaros co-founded KPS in 1998, and is currently a Managing Principal of KPS and of Keilin & Co. LLC ("K&Co."), an investment banking firm specializing in providing financial advisory services in connection with mergers, acquisitions and turnaround transactions. Mr. Psaros joined K&Co. in 1991. Mr. Psaros serves on the Boards of Directors of the following privately-held companies: Blue Ridge Paper Products, Inc., a manufacturer of envelope grade paper and board used in liquid packaging ("Blue Ridge"); Blue Heron Paper Company, a manufacturer of newsprint and groundwood paper products ("Blue Heron"); DeVlieg Bullard II, Inc., a machine tool manufacturer ("DeVlieg"); Curtis Papers, Inc., a producer of specialty and premium papers ("Curtis"); and Golden Northwest Aluminum Corp., a producer of primary and extruded aluminum products.

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

    Edward W. Morawski has served as a Vice President and director of the Company since May 1998. In 1977, Mr. Morawski founded Northland Auto Transporters, Inc. and Northland Fleet Leasing, Inc. (collectively, "Northland") one of the businesses acquired by the Company in connection with its initial public offering, and served as the President of Northland from inception until its acquisition by the Company in May 1998.

    Kenneth K. Fisher has been a director of the Company since November 2001. Mr. Fisher has been an attorney in private practice since 1978, concentrating in the areas of health care, insurance, labor and employment and real estate litigation. He has been a partner at the law firm of Phillips Nizer Benjamin Krim & Ballon LLP since January

2002. From 1991 to 2001, Mr. Fisher was a member of the New York City Council representing the 33rd District (Brooklyn).

    A. Lawrence Fagan has served as a director since June 2001. Mr. Fagan joined Charterhouse Group International, Inc., a private equity investment firm ("Charterhouse International"), in 1983 and currently serves as its Vice Chairman. Mr. Fagan served as President and Chief Operating Officer of Charterhouse International from December 1996 until June 2001. Prior to joining Charterhouse International, Mr. Fagan had over 25 years of experience in corporate and investment banking positions. He is a director of Cross Country, Inc., a healthcare staffing services provider, Top Image Systems, Ltd., a developer of automated information collection, processing and recognition systems, and numerous privately-held companies.

    Joseph S. Rhodes has served as a director since May 2001. Mr. Rhodes joined Charterhouse International in 1997 and currently serves as a Vice President. From 1995 to 1997, Mr. Rhodes was employed in the Mergers & Acquisitions Group of the Union Bank of Switzerland.

    Stephen W. Presser has served as a director since July 20, 2000. Mr. Presser joined KPS and K&Co. in 1998 and is currently a Principal of KPS and K&Co. Mr. Presser is a member of the Boards of Directors of Blue Ridge, Blue Heron and DeVlieg. From 1985-1997, Mr. Presser was an attorney in the law firm of Cohen, Weiss and Simon of New York, New York.

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

    Michael A. Wysocki has been President of the Company's Transport Business Unit since January 2000. Mr. Wysocki founded MPG Transco, Ltd., a Livonia, Michigan based auto transport company ("MPG") in 1973, and served as its President and Chief Executive Officer from inception until MPG was acquired by the Company in January 1999. From January 1999 until January 2000, Mr. Wysocki served as general manager of the Company's MPG division. Since 1985, Mr. Wysocki has been the Chief Executive Officer of Translesco, Inc., a corporation that leases employees to MPG ("Translesco").

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

    Patrick J. Fodale has been Vice President and Chief Financial Officer of the Company since April 2001. Between December 1999 and March 2001, Mr. Fodale was the Vice President and Chief Financial Officer of Global Technologies, Ltd. ("Global"), a technology incubator investing in emerging growth companies. Prior to his employment by Global, Mr. Fodale was a workout specialist recruited by companies in or contemplating bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. He served as Chief Financial Officer of Homeplace, Inc., a housewares retailer, from March 1998 to September 1999 and as Chief Financial Officer of Color Tile, Inc., a specialty retailer of floor covering products, from November 1995 to February 1998. From 1985 to October 1995, Mr. Fodale was employed by Arthur Andersen, LLC.

Director Resignations and Appointments

    On May 3, 2001, Robert L. Berner, III resigned as a director of the Company. On May 14, 2001, the Board of Directors appointed Joseph S. Rhodes, the designee of Charterhouse pursuant to the Amended and Restated Investors' Agreement between the Company and Charterhouse (the "Charterhouse Investors' Agreement"), as a Class II director to fill the vacancy resulting from Mr. Berner's resignation.

    On June 1, 2001, Michael S. Pfeffer resigned as a director of the Company. On June 26, 2001, the Board of Directors appointed A. Lawrence Fagan, the designee of Charterhouse pursuant to the Charterhouse Investors' Agreement, as a Class I director to fill the vacancy resulting from Mr. Pfeffer's resignation.

    On June 18, 2001, Todd Q. Smart resigned as a director of the Company. At the Annual Meeting of the Company's stockholders held on November 29, 2001, Kenneth K. Fisher was elected as a Class III director to fill the vacancy resulting from Mr. Smart's resignation.

Designation and Election of Certain Directors

    Pursuant to the terms of Certificate of Designations for the Series A Preferred Stock and the KPS Investors' Agreement, persons holding a majority of the Series A Preferred Stock (the "Majority Holders") are currently entitled to designate and elect six of the eleven members of the Company's Board of Directors. An independent committee of the Board, consisting of one of the directors designated or elected to the Board by the Majority Holders and all of the members of the Board who were not designated or elected to the Board by the Majority Holders (the "Independent Committee") is entitled to nominate the remaining five members of the Board, provided that, as long as Charterhouse is entitled to nominate member(s) of the Board of Directors pursuant to the Charterhouse Investors' Agreement, the Charterhouse nominee(s) must be included among the nominees of the Independent Committee. Under the Charterhouse Investors' Agreement, Charterhouse currently has the right to nominate two persons for election to the Company's Board of Directors. Currently, the Majority Holders' designees on the Board are Michael G. Psaros, Stephen W. Presser, Eugene J. Keilin, David P. Shapiro, Raquel V. Palmer, and Brian J. Riley, and the Charterhouse nominees on the Board are Joseph S. Rhodes and A. Lawrence Fagan.

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

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with, except that each of Mr. Rhodes and Mr. Fagan was late in filing an initial report of ownership in connection with his appointment as a director of the Company.

ITEM 11.  Executive Compensation

                           Summary Compensation Table

    The following table presents summary information concerning the compensation of the Company's Chief Executive Officer ("CEO") and its three other most highly compensated executive officers (together, the "Named Executive Officers") for services rendered to the Company and its subsidiaries during 1999, 2000 and 2001. Other than the Named Executive Officers, no executive officer of the Company received salary and bonus payments exceeding $100,000 in the aggregate during fiscal year 2000. All share amounts have been adjusted to give effect to the Reverse Stock Split.

                                                                                                       Securities
                                                                                                       Underlying        All Other
Name & Principal Position                                     Year       Salary         Bonus           Options        Compensation
-------------------------                                     ----       ------         -----           -------        ------------
Gerald R. Riordan (1) ..................................      2001      $350,000      $   --               --          $  300,000(2)
(Chief Executive Officer) ..............................      2000       319,551          --             87,500(3)        600,000(2)
                                                              1999        61,539       100,000(4)       475,000(5)           --
Patrick J. Fodale (6) ..................................      2001       199,927          --               --                --
(Chief Financial Officer)

Michael A. Wysocki (7) .................................      2001       200,000          --               --              37,500(2)
(President, Transport Business Unit) ...................      2000       167,290          --             36,250(8)         75,000(2)
                                                              1999       110,000          --               --                --
Harold W. Borhauer II (9) ..............................      2001       160,000          --               --              31,250(2)
(President, Towing and Recovery Business Unit) .........      2000       134,956          --             34,000(10)        62,500(2)
                                                              1999        52,343           780             --                --

(1)  Mr. Riordan's employment with the Company began as of October 11, 1999.
(2) Consists entirely of a payment in lieu of the change in control payment due this executive officer under his former employment agreement.
(3) Includes options to purchase 37,500 shares granted in replacement of the 37,500 cancelled options described in footnote (5) below.
(4) Consists of $50,000 in cash and 3,077 shares of Common Stock with a market value of $50,000 as of January 1, 2000.
(5) Includes options to purchase 37,500 shares that were cancelled as of July 20, 2000.
(6)  Mr. Fodale's employment with the Company began as of April 2, 2001.
(7)  Mr. Wysocki's employment with the Company began as of January 11, 1999.
(8) Includes options to purchase 3,750 shares that were cancelled as of July 20, 2000 and options to purchase 3,750 shares granted on July 20, 2000 in replacement of such cancelled options.
(9)  Mr. Borhauer's employment with the Company began as of March 5, 1999.
(10) Includes options to purchase 3,000 shares that were cancelled as of July 20, 2000 and options to purchase 3,000 shares granted as of July 20, 2000 in replacement of such cancelled options.

                              Option Grants in 2001

    No stock options were granted to any of the Named Executive Officers during 2001.

                          Fiscal Year-End Option Values

    The following table sets forth information concerning the number of shares of the Company's common stock underlying exercisable and unexercisable options held by the Named Executive Officers as of December 31, 2001. As of such date, the exercise price for each of these options exceeded the fair market value of such options based on the last reported sale price of the common stock on December 31, 2001 ($0.25 per share) and, therefore, the options had no value. No options were exercised by any of the Named Executive Officers during 2001. Mr. Fodale does not own any options. All share amounts have been adjusted to give effect to the Reverse Stock Split.

                                                   Shares         Shares
                                                 Underlying     Underlying
                                                 Exercisable   Unexercisable
Name                                               Options        Options
----                                             -----------   -------------
Gerald R. Riordan...............................   66,666         58,334
Michael Wysocki.................................   13,333         19,167
Harold Borhauer II..............................   12,333         18,667


                              Employment Agreements

    The Company had an employment agreement with Mr. Riordan, effective as of October 11, 1999, that provided Mr. Riordan with an annual base salary of $300,000. The agreement also provided that, upon a "change of control" of the Company (as defined in the agreement), Mr. Riordan was entitled to receive a change of control payment in the amount of $1.2 million plus accelerated vesting of all stock options then held by him. On July 20, 2000, in connection with the KPS Transaction, the Company and Mr. Riordan entered into a new employment agreement which replaced his former employment agreement. The new employment agreement has a term of three years, and provides for automatic one year extensions unless either party gives the other six months prior notice of an intention to terminate the agreement. Under the new agreement, Mr. Riordan is entitled to receive an annual base salary of $350,000, subject to increase at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"). In lieu of the change of control payment provided for under his former employment agreement, Mr. Riordan received a cash payment of $600,000 at the closing of the KPS Transaction, a stay bonus of $300,000 on July 20, 2001 and, as long as he remains employed by the Company, Mr. Riordan will be entitled to receive a stay bonus of $300,000 on July 20, 2002. In the event of the termination of Mr. Riordan's employment agreement prior to the expiration of the term thereof for any reason other than (i) a termination for "cause" by the Company (as defined in the agreement), or (ii) a termination by Mr. Riordan other than for "good reason" (as defined in the agreement), any unpaid portion of the stay bonus as of the date of such termination, plus interest at an annual rate of 8% computed from July 20, 2000, will be immediately due and payable to Mr. Riordan. Under the terms of the employment agreement, Mr. Riordan is also entitled to an annual bonus, which bonus may not exceed 140% of his base salary, upon the Company's achievement of certain target earnings established by the Compensation Committee.

         In lieu of the full acceleration of options provided for under Mr. Riordan's former employment agreement, upon the closing of the KPS Transaction and pursuant to the new employment agreement, (i) unvested stock options to purchase 37,500 shares of common stock held by Mr. Riordan became vested and fully exercisable on July 20, 2000, and options to purchase an additional 37,500 shares held by Mr. Riordan were cancelled, (ii) Mr. Riordan was granted an option to purchase 37,500 shares of common stock at the fair market value of the common stock on July 20, 2000, which option vests in equal installments on each of the first, second and third anniversaries of July 20, 2000, provided that such option will vest and become fully exercisable upon Mr. Riordan's death or disability or a termination of Mr. Riordan's employment (a) by the Company other than for "cause," or (b) by Mr. Riordan for "good reason." In addition, under the new employment agreement, Mr. Riordan received (i) an option to purchase 16,666 shares of common stock at an exercise price of $6.12 per share (equal to 1.5 times the Conversion Price of the Series A Preferred Stock on July 20, 2000, which option vested in full on July 20, 2001, (ii) an option to purchase 16,667 shares of common stock at an exercise price of $10.20 per share (equal to 2.5 times the Conversion Price), which option will vest in full on July 20, 2002 and (iii) an option to purchase 16,667 shares of common stock at an exercise price of $14.28 per share (equal to 3.5 times the Conversion Price), which option will vest in full on July 20, 2003.

    The Company entered into an employment agreement with Mr. Wysocki in January 2000, pursuant to which Mr. Wysocki served as President of the Transport Business Unit at an annual salary of $150,000. In connection with this employment agreement, the Company granted Mr. Wysocki an option to purchase 7,500 shares of common stock at an exercise price equal to fair market value of the common stock on the date of grant. The agreement also provided that upon a "change of control" of the Company (as defined in the agreement), Mr. Wysocki was entitled to receive a change of control payment in the amount of $150,000, plus accelerated vesting of all stock options then held by him. On July 20, 2000, in connection with the KPS Transaction, Mr. Wysocki entered into a new employment agreement with the Company that replaced his former employment agreement. The new employment agreement has a term of three years. Under the new agreement, Mr. Wysocki is entitled to receive an annual base salary of $200,000, subject to increase at the Compensation Committee's discretion. In lieu of the change of control payment provided for under his former employment agreement, Mr. Wysocki received a cash payment of $75,000 at the closing of the KPS Transaction, a stay bonus of $37,500 on July 20, 2001 and, as long as he remains employed by the Company, Mr. Wysocki will be entitled to a stay bonus of $37,500 on July 20, 2002. In the event of the termination of Mr. Wysocki's employment agreement prior to the expiration of the term thereof for any reason other than
(i) a termination for "cause" by the Company (as defined in the new agreement), or (ii) a termination by Mr. Wysocki other than for "good reason" (as defined in the new agreement), any unpaid portion of the stay bonus as of the date of such termination, plus interest at an annual rate of 8% computed from July 20, 2000 will be immediately due and payable to Mr. Wysocki. Under the terms of the employment agreement, Mr. Wysocki is also entitled to an annual bonus, which bonus may not exceed 100% of his base salary, upon the Company's achievement of certain target earnings established by the Compensation Committee.

        In lieu of full acceleration of the options provided for under Mr. Wysocki's old employment agreement, upon the closing of the KPS Transaction and pursuant to the new agreement (i) unvested stock options to purchase 3,750 shares of common stock became vested and fully exercisable on July 20, 2000, and options to purchase an additional 3,750 shares were cancelled, and (ii) Mr. Wysocki was granted an option to purchase 3,750 shares of common stock at the fair market value of the common stock on July 20, 2000, which option vests in equal installments on each of the first, second and third anniversaries of July 20, 2000, provided that such option will vest and become fully exercisable upon Mr. Wysocki's death or disability or a termination of Mr. Wysocki's employment
(a) by the Company other than for "cause," or (b) by Mr. Wysocki for "good reason." In addition, under the new agreement, Mr. Wysocki received (i) an option to purchase 8,333 shares of common stock at an exercise price of $6.12 per share (equal to 1.5 times the Conversion Price), which option vested in full on July 20, 2001, (ii) an option to purchase 8,333 shares of common stock at an exercise price of $10.20 per share (equal to 2.5 times the Conversion Price), which option will vest in full on July 20, 2002 and (iii) an option to purchase 8,334 shares of common stock at an exercise price of $14.28 per share (equal to 3.5 times the Conversion Price), which option will vest in full on July 20, 2003.

    The Company entered into an employment agreement with Mr. Borhauer in January 2000, pursuant to which Mr. Borhauer served as President of the Company's Towing and Recovery Business Unit at an annual salary of $125,000. In connection with this employment agreement, the Company granted Mr. Borhauer an option to purchase 6,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The agreement also provided that upon a "change of control" of the Company (as defined in the agreement), Mr. Borhauer was entitled to receive a change of control payment in the amount of $125,000, plus accelerated vesting of all stock options then held by him. On July 20, 2000, in connection with the KPS Transaction, Mr. Borhauer entered into a new employment agreement that replaced his former agreement. The new employment agreement has a term of two years. Under the new agreement, Mr. Borhauer is entitled to receive an annual base salary of $160,000, subject to increase at the Compensation Committee's discretion. In lieu of the change of control payment provided for under his former agreement, Mr. Borhauer received a cash payment of $62,500 at the closing of the KPS Transaction, a stay bonus of $31,250 on July 20, 2001 and, as long as he remains employed by the Company, Mr. Borhauer will be entitled to a stay bonus of $31,250 on July 20, 2002. In the event of the termination of Mr. Borhauer's employment agreement prior to the expiration of the term thereof for any reason other than (i) a termination for "cause" by the Company (as defined in the new agreement), or (ii) a termination by Mr. Borhauer other than for "good reason" (as defined in the new agreement), any unpaid portion of the stay bonus as of the date of such termination, plus interest at an annual rate of 8% computed from July 20, 2000 will be immediately payable to Mr. Borhauer. Under the terms of the new employment agreement, Mr. Borhauer is also entitled to an annual bonus, which bonus may not exceed 100% of his base salary, upon the Company's achievement of certain target earnings established by the Compensation Committee.

    In lieu of full acceleration of the options provided for under Mr. Borhauer's former employment agreement, upon the closing of the KPS Transaction and pursuant to the new employment agreement, (i) unvested stock options to purchase 3,000 shares of the Company's common stock became vested and fully exercisable on July 20, 2000, and options to purchase an additional 3,000 shares were cancelled, and (ii) Mr. Borhauer was granted an option to purchase 3,000 shares of common stock at the fair market value of the common stock on July 20, 2000, which option vests in equal installments on each of the first, second and third anniversaries of July 20, 2000, provided that such option will vest and become fully exercisable upon Mr. Borhauer's death or disability or a termination of Mr. Borhauer's employment (a) by the Company other than for "cause," or (b) by Mr. Borhauer for "good reason." In addition, under the new agreement, Mr. Borhauer received (i) an option to purchase 8,333 shares of common stock at an exercise price of $6.12 per share (equal to 1.5 times the Conversion Price), which option vested in full on July 20, 2001, (ii) an option to purchase 8,333 shares of common stock at an exercise price of $10.20 per share (equal to 2.5 times the Conversion Price), which option will vest in full on July 20, 2002 and (iii) an option to purchase 8,334 shares of common stock at an exercise price of $14.28 per share (equal to 3.5 times the Conversion Price), which option will vest in full on July 20, 2003.

    The employment agreements between the Company and Messrs. Riordan, Wysocki and Borhauer each provide that upon a "change of control" of the Company (as defined in the new employment agreement), the executive has the option, exercisable for one year following such change of control, to terminate the agreement and to continue to receive his base salary and to participate in all employee benefit plans, to the extent permitted by such plans, through the later of (a) the end of the term of the agreement (without regard to the termination thereof) and (b) one year from the date of such termination. In addition, if the executive terminates the new agreement as described in the foregoing sentence, all of his stock options that are unvested upon the change of control giving rise to such termination will vest as of the date of such change of control. If the Company terminates the new agreement without "cause", the executive is entitled to continue to receive his base salary and to participate in all employee benefit plans, to the extent permitted by such plans, through the later of (a) the end of the term of the new agreement (without regard to the termination thereof) and (b) one year from the date of such termination. The new agreement contains covenants that prohibit the executive from competing with the Company and from soliciting its employees during the employment term and until the later of (a) the last day of the term of the agreement (without regard to any termination thereof) and (b) one year from the date of termination. The new employment agreements also provide for customary perquisites and benefits.

    The Company entered into an employment agreement with Mr. Fodale in March 2001, pursuant to which Mr. Fodale's employment as Vice President and Chief Financial Officer of the Company commenced on April 2, 2001. The agreement has a one year term expiring on April 2, 2002 (the "Expiration Date"), and can be extended by mutual agreement of the Company and Mr. Fodale. Under the agreement, Mr. Fodale receives an annual salary of $275,000 and is eligible to receive a performance bonus in an amount not to exceed 50% of his salary based upon criteria established by the Compensation Committee, or the full Board of Directors in the absence of the Compensation Committee. The agreement provides that at or prior to the Expiration Date, the Company and Mr. Fodale will negotiate in good faith an equity compensation arrangement satisfactory to each party, provided that Mr. Fodale is not guaranteed to receive any equity compensation. If the Company (i) terminates the agreement without "cause " (as defined in the agreement) or (ii) fails to enter into a new agreement prior to the Expiration Date providing for Mr. Fodale's continued employment subsequent to the Expiration Date or fails to renew the agreement on the Expiration Date, Mr. Fodale is entitled to receive his salary for a period of six months following such event. The agreement contains covenants that prohibit Mr. Fodale from competing with the Company and from soliciting its employees during Mr. Fodale's employment with the Company and for a period of one year thereafter. The agreement also provides for customary perquisites and benefits.

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

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 2001, the full Board of Directors performed the duties of the Compensation Committee of the Board. No current or former officer or employee of the Company or any of its subsidiaries participated in deliberations of the Board of Directors concerning executive officer compensation. During 2001, no executive officer of the Company served as a director or member of the compensation committee (or other board committee performing similar functions, or in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth the beneficial ownership of the Company's common stock as of March 20, 2002 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each such person (alone or with family members) has sole voting and dispositive power with respect to the shares listed opposite such person's name. Except as otherwise indicated, the address of each such person is c/o United Road Services, Inc., 17 Computer Drive West, Albany, New York 12205.


                                                                                  Number of
                                                                                 Beneficially      Percent
                                                                                    Owned            of
Name                                                                                Shares         Class(1)
----                                                                             ------------      --------
Michael G. Psaros(2) .........................................................          --             --
Gerald R. Riordan ............................................................      69,743(3)         3.2
Edward W. Morawski ...........................................................      69,227            3.3
A. Lawrence Fagan(4) .........................................................          --             --
Joseph S. Rhodes(4) ..........................................................          --             --
Stephen W. Presser(2) ........................................................          --             --
Eugene J. Keilin(2) ..........................................................          --             --
David P. Shapiro(2) ..........................................................          --             --
Raquel V. Palmer(2) ..........................................................          --             --
Brian J. Riley(2) ............................................................          --             --
Kenneth K. Fisher(5) .........................................................          --             --
Patrick J. Fodale ............................................................          --             --
Michael A. Wysocki ...........................................................     100,009(6)         4.8
Harold W. Borhauer ...........................................................      26,527(7)         1.3
John David Floyd(8) ..........................................................     127,921            6.1
Charter URS LLC ..............................................................     815,922(9)        30.0
Blue Truck Acquisition, LLC ..................................................   6,818,405(10)       76.6
GE Capital CFE, Inc. .........................................................     545,474(11)       20.7
All current  directors  and  executive  officers as a group (14 persons)......     265,506(12)       11.2

----------
  * Less than one percent.

(1) The applicable percentage of ownership is based on 2,086,475 shares of common stock outstanding as of March 20, 2002.
(2) The address of this director is c/o KPS Special Situations Fund, L.P., 200 Park Avenue, 58th Floor, New York, NY 10166.
(3) Includes 66,666 shares issuable pursuant to options exercisable within 60 days.
(4) The address of this director is c/o Charterhouse Group International, Inc., 535 Madison Avenue, New York, NY 10022.
(5) The address of this director is c/o Phillips Nizer LLP, 666 Fifth Avenue, New York, NY 10103.
(6) Includes 13,333 shares issuable pursuant to options exercisable within 60 days and 14,841 shares held by Translesco, Inc., of which Mr. Wysocki is the majority owner.
(7) Includes 12,333 shares issuable pursuant to options exercisable within 60 days.
(8)  The address of this stockholder is 219 Granite Court, Boulder City, NV
     89005.
(9) Includes 631,912 shares issuable upon conversion of the Charterhouse debentures. According to a Schedule 13D, dated as of December 7, 1998 and amended as of March 16, 1999, Charterhouse Equity Partners III, L.P., a Delaware limited partnership ("CEP III"), is the principal member of Charterhouse. The general partner of CEP III is CHUSA Equity Investors III, L.P., whose general partner is Charterhouse Equity III, Inc., a wholly-owned subsidiary of Charterhouse International. Each of Charterhouse and CEP III has shared voting and dispositive power over the shares held of record by Charterhouse and may be deemed to beneficially own these shares. Mr. Fagan serves as Vice Chairman of Charterhouse International. Mr. Rhodes serves as Vice President of Charterhouse International. Messrs. Fagan and Rhodes disclaim beneficial ownership with respect to the shares held of record by Charterhouse. The address of Charterhouse is c/o Charterhouse Group International, Inc., 535 Madison Avenue, New York, New York 10022.

(10) Consists entirely of shares issuable upon conversion of the Company's Series A Preferred Stock (including dividends accumulated thereon as of March 20, 2002) held by Blue Truck. According to a Schedule 13D dated as of July 28, 2000, KPS is the controlling member of Blue Truck. The general partner of KPS is KPS Investors, LLC, a Delaware limited liability company ("KPS Investors"). KPS has shared voting and dispositive power over the shares held of record by Blue Truck and may be deemed to beneficially own those shares. Mr. Psaros is the President of Blue Truck, a Principal of KPS and a member and manager of KPS Investors. Mr. Keilin is a Vice President of Blue Truck, a Principal of KPS and a member and manager of KPS Investors. Mr. Shapiro is the Treasurer of Blue Truck, a Principal of KPS and a member and manager of KPS Investors. Each of KPS Investors and Messrs. Psaros, Keilin and Shapiro disclaim beneficial ownership with respect to the shares held of record by Blue Truck. The address of Blue Truck is c/o KPS Special Situations Fund, L.P., 200 Park Avenue, 58th Floor, New York, NY 10166. (11) Consists entirely of shares issuable upon conversion of the Company's Series A Preferred Stock (including dividends accumulated thereon as of March 20, 2002) held by CFE. According to a
     Schedule 13D dated as of July 28, 2000 and amended as of February 14, 2002, CFE is a wholly-owned subsidiary of GE Capital, which is a wholly-owned subsidiary of General Electric Capital Services, Inc., a Delaware corporation ("GECS"), which, in turn, is a wholly owned subsidiary of General Electric Company, a New York corporation ("GE"). Each of GE Capital, GECS and GE disclaims beneficial ownership of the shares held by CFE. The address of CFE is 201 High Ridge Road, Stamford, CT 06927. (12) Includes 92,322 shares issuable pursuant to options exercisable within 60 days.


ITEM 13.  Certain Relationships and Related Transactions

    The Company has an employment agreement with Mr. Morawski pursuant to which he serves as one of the Company's vice presidents and the general manager of the Company's Northland division. The agreement provides for an annual base salary of $150,000 and expires in May 2002. The agreement contains a covenant not to compete for one year after termination of the agreement.

    Mr. Wysocki is the majority owner of Translesco, Inc., a corporation from which the Company leases employees to provide services to the Company's MPG division. During the year ended December 31, 2001, the Company paid Translesco approximately $12.5 million in connection with the lease of such employees.

    During the year ended December 31, 2001, the Company was a party to two lease agreements with Mr. Borhauer and his wife, Lynda Borhauer, pursuant to which the Company leases property used to conduct the Shamrock business. During 2001, Mr. and Mrs. Borhauer received aggregate lease payments of $177,295 under these leases.

    As of December 31, 2001, the Company had issued approximately $94.8 million aggregate principal amount of its debentures to Charterhouse pursuant to the Amended Charterhouse Purchase Agreement. The debentures bear interest at a rate of 8% annually, payable in kind in the form of additional debentures for the first five years following the closing of the KPS Transaction, and thereafter in kind or in cash, at the Company's option. During 2001, the Company issued to Charterhouse approximately $7.2 million aggregate principal amount of debentures as in-kind interest payments on outstanding debentures. Charterhouse Equity Partners III, L.P., a Delaware limited partnership ("CEP III"), is the principal member of Charterhouse. The general partner of CEP III is CHUSA Equity Investors III, L.P., whose general partner is Charterhouse Equity III, Inc., a wholly-owned subsidiary of Charterhouse International. Mr. Fagan serves as Vice Chairman of Charterhouse International. Mr. Rhodes serves as Vice President of Charterhouse International.

    In accordance with the terms of the stock purchase agreement relating to the KPS Transaction, the Company is required to pay KPS Management an annual management fee of (a) $1 million, payable quarterly, for so long as holders of the Series A Preferred Stock have the right under the KPS Investors' Agreement or the Certificate of Designations to elect a majority of the Company's directors, or (b) $500,000, payable quarterly, for so long as holders of the Series A Preferred Stock have the right under the KPS Investors' Agreement or the Certificate of Designations to elect at least three of the Company's directors. As of December 31, 2001, the Company had not paid KPS Management the 2001 fee of $1.0 million. Such fee is payable to KPS upon its request. Messrs. Shapiro, Keilin and Psaros beneficially own, in the aggregate, approximately 90% of KPS Management indirectly through other KPS affiliated entities.



                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)(1) Financial Statements

       Independent Auditors' Report

       Consolidated Balance Sheets as of December 31, 2001 and 2000

       Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

       Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999

       Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

4.3 Certificate of Powers, Designations, Preferences and Rights of the Company's Series A Participating Convertible Preferred Stock (incorporated by reference to Exhibit 3 to the Schedule 13-D of Blue Truck Acquisition, LLC and KPS Special Situations Fund, L.P. filed with the SEC on July 28, 2000).

4.4 Certificate of Correction of Certificate of Powers, Designations, Preferences and Rights of the Company's Series A Participating Convertible Preferred Stock (incorporated by reference to Exhibit 4 to the Schedule 13D of Blue Truck Acquisition, LLC and KPS Special Situations Fund, L.P. filed with the SEC on July 28, 2000).

4.5 Form of Stock Certificate for the Company's Series A Participating Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.1 United Road Services, Inc. 1998 Stock Option Plan (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).*

10.2 Employment Agreement between the Company and Edward W. Morawski (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).*

10.3 Form of Indemnification Agreement between the Company and each of the Company's executive officers and directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-46925)).*

10.4 Stock Purchase Warrant, dated as of June 16, 1998, issued by the Company to Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-65563)).

10.5 Stock Purchase Agreement, dated as of April 14, 2000, between the Company and Blue Truck Acquisition, LLC (incorporated by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 14, 2000 and filed with the SEC on April 18, 2000).

10.6 Amendment No. 1, dated as of May 26, 2000, to Stock Purchase Agreement, dated as of April 14, 2000, by and between the Company and Blue Truck Acquisition, LLC (incorporated by reference to Appendix F to the Company's Definitive Proxy Statement on Schedule 14A dated June 13, 2000).

10.7 Investors' Agreement, dated as of July 20, 2000, between the Company and Blue Truck Acquisition, LLC (incorporated by reference to Exhibit 5 to the Schedule 13D of Blue Truck Acquisition, LLC and KPS Special Situations Fund, L.P. filed with the SEC on July 28, 2000).

10.8 Registration Rights Agreement, dated as of July 20, 2000, by and among the Company, Blue Truck Acquisition, LLC and CFE, Inc. (incorporated by reference to Exhibit 6 to the Schedule 13D of Blue Truck Acquisition, LLC and KPS Special Situations Fund, L.P. filed with the SEC on July 28, 2000).

10.9 Amended and Restated Purchase Agreement, dated as of April 14, 2000, between the Company and Charter URS, LLC (incorporated by reference to Appendix D to the Company's Definitive Proxy Statement on Schedule 14A dated June 13, 2000).

10.10 Amended and Restated Investors' Rights Agreement, dated as of April 14, 2000, between the Company and Charter URS, LLC (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.11 Amended and Restated Registration Rights Agreement, dated as of April 14, 2000, between the Company and Charter URS, LLC (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.12 Amendment, dated as of May 26, 2000, to Amended and Restated Purchase Agreement and Amended and Restated Investors' Agreement, each dated as of April 14, 2000, by and between the Company and Charter URS, LLC (incorporated by reference to Appendix G to the Company's Definitive Proxy Statement on Schedule 14A dated June 13, 2000).

10.13 Second Amendment, dated as of July 20, 2000, to Amended and Restated Purchase Agreement and Amended and Restated Registration Rights Agreement, each dated as of April 14, 2000, by and between the Company and Charter URS, LLC (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.14 Stock Purchase Agreement, dated as of July 20, 2000, by and between the Company and CFE, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.15 Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent, and Fleet Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.16 Amendment to United Road Services, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).*

10.17 Employment Agreement, dated July 20, 2000, by and between the Company and Gerald R. Riordan (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).*

10.18 Employment Agreement, dated July 20, 2000, by and between the Company and Michael A. Wysocki (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).*

10.19 Employment Agreement, dated July 20, 2000, by and between the Company and Harold W. Borhauer II (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).*

10.20 Amendment No. 1, dated as of September 25, 2000, to Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.16 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2000).

10.21 Employment Agreement, dated March 15, 2001, by and between the Company and Patrick J. Fodale (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).*

10.22 Amendment No. 2, dated as of March 30, 2001, to Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.23 Amendment No. 3, dated as of February 14, 2002, to Credit Agreement, dated as of July 20, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent (filed herewith). 10.24 Stock Purchase Agreement, dated as of January 16, 2002, by and among the Company, Auction Transport, Inc. and Manheim Services Corporation (filed herewith).

10.24 Stock Purchase Agreement, dated as of January 16, 2002, by and among the Company, Auction Transport, Inc. and Manheim Services Corporation (filed herewith)

21.1      Subsidiaries of the Registrant (filed herewith).

23.1      Consent of KPMG LLP (filed herewith).

99.1 Agreement for Auto Pound Management and Towing Services, dated as of August 1, 2000 by and between the City of Chicago and Environmental Auto Removal, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
          2000).

---------------

*   Indicates management agreement or compensatory plan or arrangement.

    (b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 2002.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         UNITED ROAD SERVICES, INC.
                                         By:     /s/ Gerald R. Riordan
                                              ---------------------------------
                                                     Gerald R. Riordan
                                                Chief Executive Officer and
                                                         Secretary



Date: March 28, 2002


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


           Signature                          Title                   Date
           ---------                          -----                   ----

   /s/ Gerald R. Riordan
---------------------------------    Chief Executive              March 28, 2002
       Gerald R. Riordan             Officer and Secretary
                                     (principal executive
                                     officer)

   /s/ Patrick J. Fodale
---------------------------------    President and                March 28, 2002
       Patrick J. Fodale             Chief Financial
                                     Officer (principal
                                     accounting and
                                     financial officer)

   /s/ Michael G. Psaros
---------------------------------    Chairman of the Board        March 28, 2002
       Michael G. Psaros             of Directors



---------------------------------    Vice President and           March __, 2002
       Edward W. Morawski            Director


   /s/ Kenneth K. Fisher
---------------------------------    Director                     March 28, 2002
       Kenneth K. Fisher


---------------------------------    Director                     March __, 2002
       Joseph S. Rhodes

---------------------------------    Director                     March __, 2002
       A. Lawrence Fagan

     /s/ Eugene J. Keilin
---------------------------------    Director                     March 28, 2002
       Eugene J. Keilin

     /s/ David P. Shapiro
---------------------------------    Director                     March 28, 2002
       David P. Shapiro

    /s/ Stephen W. Presser
---------------------------------    Director                     March 28, 2002
       Stephen W. Presser

    /s/ Raquel V. Palmer
---------------------------------    Director                     March 28, 2002
       Raquel V. Palmer

     /s/ Brian J. Riley
---------------------------------    Director                     March 28, 2002
       Brian J. Riley

                        INDEX OF EXHIBITS FILED HEREWITH*

10.23 Amendment No. 3, dated as of February 14, 2002, to Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent.

10.24 Stock Purchase Agreement, dated as of January 16, 2002, by and among the Company, Auction Transport, Inc. and Manheim Services Corporation.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Road Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's outstanding indebtedness under its revolving credit facility, $37,436,000, is reflected as a current liability because of the payment requirements of the related credit agreement. Consequently, current liabilities exceed current assets by approximately $32,390,000. In addition, the Company has had recurring losses from operations, including impairment charges of $157,736,000, and has an accumulated deficit of $200,289,000 at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                /s/ KPMG LLP

Albany, New York
March 8, 2002

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000

                      (In thousands, except share amounts)


                                                                                                           2001             2000
                                                                                                        ---------         ---------
                                  Assets
Current assets:
  Cash and cash equivalents ...................................................................         $   1,696             2,615
  Trade receivables, net of allowance for doubtful accounts of $1,581 in 2001 and
    $2,686 in 2000 ............................................................................            18,219            18,981
  Other receivables, net of allowance for doubtful accounts of $0 in 2001 and
    $9 in 2000 ................................................................................             1,293               903
  Prepaid licenses and fees ...................................................................               681               473
  Prepaid expenses and other current assets ...................................................             3,012             1,874
                                                                                                        ---------          --------
      Total current assets ....................................................................            24,901            24,846
Vehicles and equipment, net ...................................................................            66,111            69,419
Deferred financing costs, net .................................................................             4,800             5,570
Goodwill, net .................................................................................            75,582            78,020
Other non-current assets ......................................................................               396               538
                                                                                                        ---------          --------
      Total assets ............................................................................         $ 171,790           178,393
                                                                                                        =========          ========
                    Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of obligations under capital leases ....................................         $     144               203
  Borrowings under credit facility ............................................................            37,436            32,163
  Accounts payable ............................................................................             7,367             8,722
  Accrued expenses and other current liabilities ..............................................            11,271            11,370
  Due to related parties ......................................................................             1,073               589
                                                                                                        ---------          --------
      Total current liabilities ...............................................................            57,291            53,047
Obligations for equipment under capital leases, excluding
  current installments ........................................................................                68               262
Long-term debt ................................................................................            94,787            87,568
Deferred income taxes, net ....................................................................                --             3,371
Other long-term liabilities ...................................................................             2,422             1,539
                                                                                                        ---------          --------
      Total liabilities .......................................................................           154,568           145,787
                                                                                                        ---------          --------
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares authorized; 662,119 shares
    issued and outstanding ....................................................................                 1                 1
  Common stock, $0.01 par value; 35,000,000 shares authorized; and 2,086,475 shares issued and outstanding at December 31, 2001 and 2,091,652 shares
    issued and outstanding at December 31, 2000 ...............................................                21                21
  Additional paid-in capital ..................................................................           217,489           217,661
    Accumulated deficit .......................................................................          (200,289)         (185,077)
                                                                                                        ---------          --------
      Total stockholders' equity ..............................................................            17,222            32,606
                                                                                                        ---------          --------
      Total liabilities and stockholders' equity ..............................................         $ 171,790           178,393
                                                                                                        =========          ========

          See accompanying notes to consolidated financial statements.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 2001, 2000 and 1999

                    (In thousands, except per share amounts)


                                                         Year ended December 31,
                                                -----------------------------------------
                                                    2001           2000            1999
                                                -----------     ----------      ---------
Net revenue ................................    $   226,529        246,566        255,112
Cost of revenue ............................        193,503        212,651        202,588
                                                -----------     ----------      ---------
    Gross profit ...........................         33,026         33,915         52,524
Selling, general and administrative expenses         36,129         43,514         42,139
Amortization of goodwill ...................          2,063          3,710          5,439
Impairment charge ..........................             --        129,455         28,281
                                                -----------     ----------      ---------
    Loss from operations ...................         (5,166)      (142,764)       (23,335)
Other income (expense):
    Interest income ........................             40            284             77
    Interest expense .......................        (11,530)       (14,234)       (11,419)
    Other expense, net .....................            (76)          (372)          (181)
                                                -----------     ----------      ---------
    Loss before income taxes ...............        (16,732)      (157,086)       (34,858)
Income tax expense (benefit) ...............         (3,073)         1,846         (5,158)
                                                -----------     ----------      ---------
   Net loss ................................    $   (13,659)      (158,932)       (29,700)
                                                -----------     ----------      ---------

Share Amounts:

Basic and fully diluted loss per share .....    $     (6.52)        (81.95)        (17.54)
                                                ===========     ==========      =========
Weighted average shares outstanding ........      2,096,284      1,939,337      1,693,311
                                                ===========     ==========      =========


          See accompanying notes to consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              For the years ended December 31, 2001, 2000 and 1999

                      (In thousands, except share amounts)


                                                                                   Additional   Retained          Total
                                                             Preferred    Common    paid-in     earnings       stockholders'
                                                               Stock      Stock     capital     (deficit)     equity (deficit)
                                                             ---------    ------   ----------   ---------     ---------------

Balance at January 1, 1999 .............................      $  --         16      159,532       4,218          163,766
Stock issued in connection with:
  1999 acquisitions, net of certain registration costs
    (188,317 shares) ...................................         --          2       28,988          --           28,990
  Holdback shares issued for 1998 acquisitions (19,626
    shares) ............................................         --         --        3,129          --            3,129
  Exercise of options (100 shares) .....................         --         --            5          --                5
  Earnout payments (4,773 shares) ......................         --         --          223          --              223
Net loss--1999 .........................................         --         --           --     (29,700)         (29,700)
                                                             ---------    ------   ----------   ---------     ---------------
Balance at December 31, 1999 ...........................         --         18      191,877     (25,482)         166,413
Stock issued in connection with:
  Series A convertible preferred stock issuance, net of
    issuance costs (662,119 shares) ....................          1         --       21,679          --           21,680
  Debenture closing fee (183,922 shares) ...............         --          2          748          --              750
  Holdback shares issued for 1999 acquisitions (17,455
    shares) ............................................         --         --        2,885          --            2,885
  Executive compensation (3,077 shares) ................         --         --           50          --               50
  Earnout payments (127,868 shares) ....................         --          1          422          --              423
  Accrued dividends on preferred stock .................         --         --           --        (663)            (663)
Net loss--2000 .........................................         --         --           --    (158,932)        (158,932)
                                                             ---------    ------   ----------   ---------     ---------------
Balance at December 31, 2000 ...........................          1         21      217,661    (185,077)          32,606
Stock issued related to earnout payments (10,545 shares)         --         --            4          --                4
Cancellation of certain earnout shares (15,722 shares) .         --         --          (52)         --              (52)
Issuance cost related to preferred stock ...............         --         --         (124)         --             (124)
Accrued dividends on preferred stock ...................         --         --           --      (1,553)          (1,553)
Net loss--2001 .........................................         --         --           --     (13,659)         (13,659)
                                                             ---------    ------   ----------   ---------     ---------------
Balance at December 31, 2001 ...........................      $   1         21      217,489    (200,289)          17,222
                                                             =========    ======   ==========   =========     ===============

          See accompanying notes to consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2001, 2000 and 1999

                                 (In thousands)


                                                                                                         Year ended December 31,
                                                                                                    2001         2000         1999
                                                                                                 ----------    ---------    --------
Net (loss) income ...........................................................................    $ (13,659)    (158,932)    (29,700)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation ..............................................................................       10,032       10,163       9,287
  Amortization of goodwill ..................................................................        2,063        3,710       5,439
  Impairment charge .........................................................................           --      129,455      28,281
  Amortization of deferred financing costs ..................................................          985          895         901
  Write off of deferred financing costs .....................................................           --          818       1,029
  Provision for doubtful accounts ...........................................................          621        2,882       2,413
  Deferred income taxes .....................................................................       (3,371)         705      (3,541)
  Accrued management fee ....................................................................        1,000          250          --
  Debenture closing fee .....................................................................           --          750          --
  Interest expense, paid-in-kind ............................................................        7,219        6,692       5,644
  Loss (gain) on sale of vehicles and equipment .............................................           (5)         290         304
  Loss on sale of division ..................................................................           --          212          --
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Decrease (increase) in trade receivables ................................................          141        1,752      (3,681)
    Decrease (increase) in other receivables ................................................         (390)         458         791
    Decrease (increase) in prepaid income taxes .............................................           --        3,061      (5,322)
    Decrease (increase) in prepaid expenses and other current assets ........................       (1,560)         220         105
    Decrease in other non-current assets ....................................................          (81)         115         229
    Increase (decrease) in accounts payable .................................................       (1,355)       1,123      (2,587)
    Increase (decrease) in accrued expenses .................................................          115        1,783       2,317
    Increase (decrease) in other long-term liabilities ......................................         (445)        (543)        640
                                                                                                 ----------    ---------    --------
      Net cash provided by operating activities .............................................        1,310        5,859      12,549
                                                                                                 ----------    ---------    --------
Investing activities:
  Acquisitions, net of cash acquired ........................................................           --           --     (36,008)
  Purchases of vehicles and equipment .......................................................       (8,089)      (7,850)    (20,188)
  Proceeds from sale of vehicles and equipment ..............................................        1,370        1,559       1,141
  Proceeds received from sale of division ...................................................           --          450          --
  Amounts payable to related parties ........................................................         (191)      (1,317)     (1,837)
                                                                                                 ----------    ---------    --------
      Net cash used in investing activities .................................................       (6,910)      (7,158)    (56,892)
                                                                                                 ----------    ---------    --------
Financing activities:
  Proceeds from issuance of stock, net ......................................................         (124)      21,680           5
  Proceeds from issuance of convertible subordinated debentures .............................           --           --      31,500
  Borrowings on revolving credit facility ...................................................      280,873       32,163      65,850
  Repayments on revolving credit facility ...................................................     (275,600)     (50,650)    (34,000)
  Payments of deferred financing costs ......................................................         (215)      (3,175)     (2,487)
  Payments on long-term debt and capital leases assumed in acquisitions .....................         (253)        (219)    (15,791)
                                                                                                 ----------    ---------    --------
      Net cash provided by (used in) financing activities ...................................        4,681         (201)     45,077
                                                                                                 ----------    ---------    --------
Increase (decrease) in cash and cash equivalents ............................................         (919)      (1,500)        734
Cash and cash equivalents at beginning of year ..............................................        2,615        4,115       3,381
                                                                                                 ----------    ---------    --------
Cash and cash equivalents at end of year ....................................................    $   1,696        2,615       4,115
                                                                                                 ==========    =========    ========
Supplemental disclosures of cash flow information:\
  Cash paid during the year for:
    Interest ................................................................................    $   3,322        3,995       3,671
                                                                                                 ==========    =========    ========
    Income taxes, net of refunds ............................................................    $     (55)      (2,236)      2,074
                                                                                                 ==========    =========    ========

Supplemental disclosure of non-cash investing and financing activity:
  Increase in accumulated deficit and other long-term liabilities for unpaid ................
    cumulative dividend on preferred stock ..................................................    $   1,552          663          --
                                                                                                 ==========    =========    ========
  Issuance of common stock for acquisitions .................................................    $      --          409      32,870
                                                                                                 ==========    =========    ========

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

      Since 1999, the Company has experienced a significant decline in the market price of its common stock. As a result, its ability to complete acquisitions using its common stock as currency in a manner that was not dilutive to current stockholders was adversely affected. Accordingly, the Company made the strategic decision not to pursue its acquisition program in order to allow the Company to focus primarily on integrating and profitably operating the 56 businesses it had acquired within its first year of operations. The goal of the Company's revised business strategy is to improve the operational efficiency and profitability of its existing businesses in order to build a stable platform for future growth. As part of this business strategy the Company has closed, consolidated and sold a number of operating locations. At December 31, 2001, the Company operated a network of 12 transport divisions and 17 towing and recovery divisions located in a total of 20 states. During 2001, approximately 60.8% of the Company's net revenue was derived from the provision of transport services and approximately 39.2% of its net revenue was derived from the provision of towing and recovery services.

(b)   Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

(d)   Cash Equivalents

      Cash equivalents of $1,243 and $288 at December 31, 2001 and 2000, respectively, consisted of money market funds and interest-bearing certificates of deposit. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

      The Company provides for depreciation and amortization of vehicles and equipment over the following estimated useful lives:

          Transportation and towing equipment ..................  10-15 years
          Machinery and other equipment ........................   5-10 years
          Computer software and related equipment ..............    3-7 years
          Furniture and fixtures ...............................      5 years
          Leasehold improvements ...............................   3-10 years

(f)   Long-Lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets acquired as part of a business combination accounted for using the purchase method are evaluated along with the allocated goodwill in the determination of recoverability. Goodwill is allocated based on the proportion of the fair value of the long-lived assets acquired to the purchase price of the business acquired. Recoverability of assets, including allocated goodwill, to be held and used is determined by a comparison of the carrying amount of those assets to the undiscounted future operating cash flows expected to be generated by those assets. If the carrying value of such assets is greater than the sum of the estimated future undiscounted operating cash flows, then impairment is measured based upon the fair value of the assets.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


(g)   Goodwill

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 40 years. The Company considers 40 years as a reasonable life for goodwill in light of characteristics of the towing, recovery and transport industry, such as the lack of dependence on technological change, the many years that the industry has been in existence, the current trend towards outsourcing and the stable nature of the customer base. In addition, the Company has acquired well established businesses that have generally been in existence for many years.

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

        Accumulated amortization at December 31, 2001 and 2000 was $12,768 and $10,811, respectively.

(h)   Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income in the period that includes the enactment date. Deferred tax assets and liabilities are subject to a valuation allowances based upon management estimate of the realizability.

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

      The effect of options, warrants, convertible preferred stock, earnout shares and holdback shares have been excluded at December 31, 2001, 2000 and 1999, as the effect would be antidilutive. Additionally, shares issuable upon conversion of the convertible subordinated debentures have been excluded at December 31, 2001, 2000 and 1999, as the effect would be antidilutive due to the adjustment (decrease in net loss) for interest expense.

      At December 31, 2001, the Company had outstanding preferred stock convertible into 6,221,190 shares of common stock, stock options exercisable to purchase 300,913 shares of common stock, warrants exercisable to purchase 48,028 shares of common stock and subordinated debentures convertible into 613,913 shares of common stock. At December 31, 2000, the Company had outstanding preferred stock convertible into 6,221,190 shares of common stock, stock options exercisable to purchase 314,443 shares of common stock, warrants exercisable to purchase 47,919 shares of common stock and subordinated debentures convertible into 583,787 shares of common stock. At December 31, 1999, the Company had stock options exercisable to purchase 192,935 shares of common stock, warrants exercisable to purchase 11,779 shares of common stock and subordinated debentures convertible into 539,173 shares of common stock.

(l)   Advertising Costs

      Advertising costs are expensed as incurred and amounted to $1,555, $1,342 and $1,398 in 2001, 2000 and 1999, respectively.

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

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


      Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers and markets in which the Company's services are provided, as well as their dispersion across many different geographic areas. To mitigate credit risk, the Company applies credit approvals and credit limits, and performs ongoing evaluations of its customers' financial condition. At December 31, 2001, the City of Chicago owed the Company $3,503 or 19% of total receivables. No other customer accounted for greater than 10% of trade receivables at December 31, 2001. No single customer accounted for greater than 10% of trade receivables at December 31, 2000.

(o)   Impact of Recently Issued Accounting Standards

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

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

      Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Under SFAS No. 142, the Company will cease to amortize approximately $75,582 of goodwill. The Company recorded approximately $2,063 of amortization on these amounts during 2001 and would have recorded approximately $2,000 of amortization, during 2002. In lieu of amortization the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

            Step 1 - the Company will compare the fair value of its reporting units to the carrying value, including goodwill, of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the carrying value, no further work is performed and no impairment. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


            Step 2 - the Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

      Because of the extensive effort needed to comply with adopting SFAS No's. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. The Company expects to complete the initial review during the second quarter of 2002.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Other than vehicles and equipment, the Company does not maintain significant tangible long-lived assets. Therefore, management does not anticipate the adoption of SFAS No. 143 to have a material financial impact on the Company's consolidated financial statements. The Company will continue to evaluate this conclusion.

      In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

(p)   Reclassifications

      Certain reclassifications of the prior year consolidated financial statements have been made to conform to current year presentation.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


(2)   Liquidity

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 8(a), in July 2000, the Company entered into a new revolving credit agreement. Under the structure of this agreement, all cash receipts are to be forwarded to the lending institution to pay down the revolver balance and all working capital and capital expenditure needs are funded through daily borrowings. This type of arrangement is required to be classified as a current liability in the Company's consolidated balance sheet. As a result of this classification, current liabilities exceed current assets by $32,390 at December 31, 2001. The revolver balance is secured by all the assets of the Company and the borrowing capacity is based on the value of certain vehicles and accounts receivable. At December 31, 2001, the Company had a borrowing capacity of $55,453, $40,913 of which related to vehicles and $14,540 of which related to accounts receivable. At December 31, 2001, $37,436 was outstanding under the revolving credit facility, excluding letters of credit of $13,649, and an additional $4,368 was available for borrowing.

      During the year ended December 31, 2001, the Company incurred a loss from operations of $5,166 and net loss of $13,659, and as of December 31, 2001, had an accumulated deficit of $200,289 and net equity of $17,222. During the year ended December 31, 2000, the Company incurred a loss from operations of $142,764 and a net loss of $158,932, and as of December 31, 2000, had an accumulated deficit of $185,077. The significant component of the loss from operations in 2000 consisted of an impairment charge, as discussed in note 3, relating to the write off of the recorded value of long-lived assets, specifically goodwill, and of fixed assets at certain underperforming divisions. Excluding the effect of this impairment charge, the Company incurred a loss from operations of $13,309. For the year ended December 31, 2001, the Company generated positive cash flow of $1,310, as compared to $5,859 and $12,549 for the years ended December 31, 2000 and 1999, respectively.

      The Company continues to explore opportunities including, but not limited to, the closure or divestiture of unprofitable divisions, consolidation of operating locations, reduction of operating costs and the marketing of towing and recovery and transport services to new customers in strategic market locations in order to improve its cash flow from operations. This Company expects to be able to fund its liquidity needs for at least the next twelve months through cash flow from operations and borrowings under its credit facility.


(3)   Impairment Charge

      The Company periodically reviews the recorded value of its long-lived assets to determine if the carrying amount of those assets may not be recoverable based upon the future operating cash flows expected to be generated by those assets. During the fourth quarter of 2001, the Company performed a review of the Company's long-lived assets and determined that the future undiscounted operating cash flows supported the carrying value of these assets. Accordingly no impairment charge was recorded in 2001.

      In accordance with SFAS No. 121, during the second quarter of 2000, the Company recorded a non-cash impairment charge of $11,445 related to the write-down of a portion of certain recorded asset values, including allocated goodwill. The impairment charge recorded under SFAS No. 121 included impairment expenses of $2,526 on the recorded value of vehicles and equipment at several of the Company's transport divisions and $2,105 on the recorded value of vehicles and equipment at several of the Company's towing and recovery divisions and impairment charges of $2,909 on the recoverability of allocated goodwill at several of the Company's transport divisions and $3,905 on the recoverability of allocated goodwill at several of the Company's towing and recovery divisions. The impairment charge was recognized when the future undiscounted cash flows of these divisions were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimates of fair value.

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


(4)   Stockholders' Equity

      On May 4, 2000, the Company effected a one-for-ten reverse stock split for all outstanding common shares. All share and per-share amounts in the accompanying consolidated financial statements and related notes have been restated to give effect to the 2000 reverse stock split.

      On April 7, 1999, 4,773 shares of common stock were issued as earnout payments to the former owners of certain Founding Companies and one other acquired company. These earnout payments were based on the achievement of certain net revenue targets (see note 14(a)).

      At various dates during 1999, an additional 19,626 shares of common stock were issued as additional consideration for certain 1998 acquisitions. These shares represented the withheld purchase price that was released based upon the achievement of certain financial ratios, or other contingencies, by certain acquired companies after a contractually defined period of time. The recorded consideration for these issuances was $3,129.

      As part of the consideration for certain 1999 acquisitions discussed in note 11, the Company issued an additional 188,317 shares of common stock at various dates. The net consideration for these issuances, after deducting applicable registration costs of $528, was $28,990, which has been recorded as purchase price for the applicable acquisitions.

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

      On January 1, 2000, 3,077 shares of the Company's common stock, representing a fair value of $50, were granted to the Company's Chief Executive Officer, as required under his employment agreement. On May 15, 2000, 127,868 shares of common stock were issued as earnout payments to the former owners of certain Founding Companies. These earnout payments were based on the achievement of certain net revenue targets (see note 14(a)). Included in due to related parties at December 31, 1999, was $450 representing the fair value of 27,723 shares of common stock, payable pursuant to these earnout arrangements, based upon the December 31, 1999 closing price of the Company's common stock. The additional 100,145 shares were issued as a result of the decline in the Company's common stock price subsequent to December 31, 1999 that resulted in additional shares of common stock being issued under the contractual provisions of the earnout agreements.

      At various dates during 2000, an additional 17,455 shares of common stock were issued as additional consideration for certain 1999 acquisitions. These shares represented the withheld purchase price that was released based upon the achievement of certain financial ratios, or other contingencies, by certain acquired companies after a contractually defined period of time. The recorded consideration for these issuances was $2,885.

      On July 20, 2000, the Company sold 613,073.27 shares of its Series A Participating Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock") to Blue Truck Acquisition, LLC a Delaware limited liability company ("Blue Truck") which is controlled by KPS Special Situations Fund, L.P. ("KPS"), for $25, 000 in cash consideration (the "KPS Transaction"). In addition, on July 20, 2000, the Company sold 49,045.86 shares of its Series A Preferred Stock to CFE, Inc. ("CFE"), an affiliate of General Electric Capital Corporation ("GE Capital") for $2,000 in cash consideration (the "CFE Transaction"). If Blue Truck and CFE had converted all of their Series A Participating Convertible Preferred Stock into common stock on July 20, 2000, they would have held 70.4% and 5.6% of the Company's common stock, respectively, as of such date.

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

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


      Prior to July 20, 2008, holders of the outstanding Series A Preferred Stock are entitled to receive cumulative dividends on the Series A Preferred Stock each quarter at the rate per annum of (i) 5.5% until July 20, 2006, and
(ii) 5.0% thereafter, of the Series A Preferred Base Liquidation Amount (as defined below) per share of Series A Preferred Stock. The "Series A Preferred Base Liquidation Amount" is equal to the purchase price per share of the Series A Preferred Stock ($40.778), subject to certain adjustments. The dividends are payable in cash at the end of each quarter or, at the election of the Company, will cumulate to the extent unpaid. In the event that the Company elects to cumulate such dividends, dividends also accrue on the amount cumulated at the same rate. Once the election to cumulate a dividend has been made, the Company may no longer pay such dividend in cash, other than in connection with a liquidation, dissolution or winding up of the Company. In addition, holders of the Series A Preferred Stock are entitled to participate in all dividends payable to holders of the Common Stock. The Company's obligation to pay dividends terminates on July 20, 2008, or earlier if the Company's Common Stock trades above a specified price level. At December 31, 2001 and 2000, the Company had recorded $2,215 and $663, respectively within other long-term liabilities on the accompanying consolidated balance sheet representing dividends payable to the holders of the Series A Preferred Stock.

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

      On July 20, 2000, the Company issued 183,922 shares of Common Stock as consideration for a $750 closing fee pursuant to an Amended and Restated Purchase Agreement relating to agreement of restructuring of the convertible subordinate debentures (see note 8(b)).

      At various dates during 2001, an additional 10,545 shares of common stock were issued as consideration for certain 1998 acquisitions. These shares represented withheld purchase price that was based upon the achievement of certain financial ratios, or other contingencies, by certain acquired companies after a contractually defined period of time as discussed in note 14(a). The recorded consideration for these issuances and cancellations was $4. Also in 2001, 15,722 shares of common stock previously issued as earnout consideration were cancelled resulting in a $52 reduction of additional paid-in capital.

      The following table summarizes activity under the Company's stock option plans:

Year ended December 31, 2001
                                                              Number of  Weighted-average
                                                               shares     exercise price
                                                              ---------  ----------------
Options outstanding at beginning of year ...................   314,443      $    45.19
Granted ....................................................     2,000            0.29
Forfeited ..................................................    15,530          126.20
                                                               -------
Options outstanding at end of year .........................   300,913           41.20
                                                               =======
Options exercisable at December 31, 2001 ...................   191,717
                                                               =======
Weighted-average fair value of options granted during the
  Year .....................................................                      0.29

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


Year ended December 31, 2000
                                                              Number of   Weighted-average
                                                               shares      exercise price
                                                              ---------   ----------------
Options outstanding at beginning of year ..................    197,935       $   77.05
Granted ...................................................    258,810           28.93
Forfeited .................................................    142,302           62.74
                                                               -------
Options outstanding at end of year ........................    314,443           45.19
                                                               =======
Options exercisable at December 31, 2000 ..................    120,048
                                                               =======
Weighted-average fair value of options granted during the
  Year ....................................................                       6.87


Year ended December 31, 1999
                                                              Number of   Weighted-average
                                                               shares      exercise price
                                                              ---------   ----------------
Options outstanding at beginning of year .................     107,790       $  122.18
Granted ..................................................     113,415           41.37
Exercised ................................................        (100)          46.90
Forfeited ................................................     (23,170)         112.48

Options outstanding at end of year .......................     197,935           77.05
Options exercisable at December 31, 1999 .................      41,066

Weighted-average fair value of options granted during the
  Year ...................................................                      38.16


      The per share weighted-average fair values of stock options granted during 2001, 2000 and 1999 were determined using the Black-Scholes option-pricing model with the following weighted average assumptions: (i) risk-free interest rate of approximately 1.7%, 5.8% and 6.3%, respectively, (ii) expected life of 8, 8 and 5 years, respectively, (iii) volatility of approximately, 145%, 127% and 108%, respectively, and (iv) expected dividend yield of 0%.


      The following table summarizes information about stock options outstanding as of December 31, 2001:

                             Options outstanding
-----------------------------------------------------------------------------
                                                             Weighted-average
   Range of               Number       Weighted-average          Remaining
exercise prices         outstanding     exercise price       Contractual life
---------------         -----------    ----------------      ----------------
$  0.29-10.00              88,582        $    4.24               8.6 years
  10.01-30.00             123,285             8.31               8.5 years
  30.01-100.00             49,881            77.48               6.8 years
100.01-230.00              39,165           150.73               6.9 years
                          -------
                          300,913
                          =======

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


      Following are the shares of common stock reserved for issuance and the related exercise prices for the outstanding stock options, convertible subordinated debentures and warrants at December 31, 2001:


                                                                 Number of    Exercise price
                                                                   Shares       Per share
                                                                 ---------    --------------
          1998 Stock Option Plan ............................      187,358    $3.00-201.25
          1998 Non-Qualified Stock Option Plan ..............       38,555     0.28-183.13
          Executive option agreement ........................       75,000     16.03
          Convertible subordinated debentures ...............      631,912     150.00
          Warrants ..........................................       48,028     30.29
                                                                 ---------
            Shares reserved for issuance ....................      980,853
                                                                 =========


      The Company applies APB Opinion No. 25 in accounting for its stock option plans and, since the exercise price of stock options granted under the Company's stock option plans is not less than the market price of the underlying stock on the date of grant, no compensation cost has been recognized for such grants. Under SFAS No. 123, Accounting for Stock Based Compensation, compensation cost for stock option grants would be based on the fair value at the grant date, and the resulting compensation expense would be shown as an expense on the consolidated statements of operations. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's pro forma net income
(loss) and earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999 would have resulted in the following pro forma amounts:

                                                   2001            2000            1999
                                                 ---------       ---------      ---------
          Net loss:
            As reported ......................   $ (13,659)       (158,932)       (29,700)
                                                 =========       =========      =========
            Pro forma ........................   $ (13,949)       (165,331)       (33,930)
                                                 =========       =========      =========
          Per share amounts:
            Basic loss per share:
              As reported ....................   $   (6.52)         (81.95)        (17.54)
                                                 =========       =========      =========
              Pro forma ......................   $   (6.65)         (84.56)        (20.04)
                                                 =========       =========      =========
            Diluted loss per share:
              As reported ....................   $   (6.52)         (81.95)        (17.54)
                                                 =========       =========      =========
              Pro forma ......................   $   (6.65)         (84.56)        (20.04)
                                                 =========       =========      =========

        The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated.


(5)   Vehicles and Equipment

      Vehicles and equipment at December 31, 2001 and 2000 consisted of the following:

                                                                     2001          2000
                                                                   --------       -------
          Transportation and towing equipment .................    $ 79,770        75,413
          Machinery and other equipment .......................       1,709         1,761
          Computer software and related equipment .............      10,053         9,775
          Furniture and fixtures ..............................       1,129         1,002
          Leasehold improvements ..............................       2,246         1,909
                                                                   --------       -------
                                                                     94,907        89,860
          Less accumulated depreciation and amortization ......     (28,796)      (20,441)
                                                                   --------       -------
                                                                   $ 66,111        69,419
                                                                   ========       =======

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


      Depreciation and amortization expense of vehicles and equipment was $10,032, $10,163 and $9,287 in 2001, 2000 and 1999, respectively.

      Included in vehicles and equipment at December 31, 2001 and 2000 are costs of $627 and $797, respectively, and accumulated amortization of $195 and $174, respectively, relating to certain transport and towing equipment recorded as capital leases. Amortization expense of $80, $100 and $129 relating to transport and towing equipment capital leases was included in depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999, respectively.

(6)   Deferred Financing Costs

      Deferred financing costs at December 31, 2001 and 2000 were associated with the Company's revolving credit facilities and the convertible subordinated debentures, and consisted of the following:

                                                                                   2001     2000
                                                                                  ------    -----
          GE Capital credit facility, net of accumulated amortization
            of  $790 and $229 in 2001 and 2000, respectively .................    $2,267    2,613
          Convertible subordinated debentures, net of accumulated amortization
            of $1,164 and $740 in 2001 and 2000, respectively ................     2,533    2,957
                                                                                  ------    -----
                                                                                  $4,800    5,570
                                                                                  ======    =====

      As discussed in note 8(a) during 2000, the Company entered into a new revolving credit facility with a group of banks led by GE Capital and repaid and terminated its Bank of America credit facility. As a result of this transaction, the Company recorded a write-off of deferred financing costs of $415 related to the Bank of America credit facility and recorded deferred financing costs of $2,842 related to the GE Capital credit facility.

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

(7)   Accrued Expenses

      Accrued expenses at December 31, 2001 and 2000 consisted of:


                                                                     2001            2000
                                                                     ------          -----
          Accrued payroll and related costs ...............          $4,696          4,994
          Accrued insurance ...............................           5,095          4,046
          Other accrued liabilities .......................           1,480          2,330
                                                                     ------         ------
                                                                     $1,271         11,370
                                                                     ======         ======

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


(8)   Debt

      Debt obligations at December 31, 2001 and 2000 consisted of the following:

                                                                2001       2000
                                                              --------    -------
GECapital credit facility, interest at the Index rate,
  as defined (4.75% at December 31, 2001), secured by
  substantially all of the assets of the Company (a) .....    $ 37,436     32,163
Convertible subordinated debentures bearing interest at 8%
  annually, maturing in 2008 (b) .........................      94,787     87,568
                                                              --------     ------
    Total debt obligations ...............................    $132,223    119,731
                                                              ========    =======


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

      The GE Capital Credit Facility has a term of five years and a maximum borrowing capacity of $100,000. The facility includes a letter of credit sub-facility of up to $15,000. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price or the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price and 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. The amount of borrowing capacity based on vehicles amortizes quarterly on a strait line base over a period of five to seven years. As of December 31, 2001, $37,436 was outstanding under the GE Capital Credit Facility, excluding letters of credit of $13,649, and an additional $4,368 was available for borrowing.

      Interest accrues on amounts borrowed under the GE Capital Credit Facility, at the Company's option, at either the Index Rate (as defined in the GE Capital Credit Agreement) plus an applicable margin or the reserve adjusted LIBOR Rate (as defined in the GE Capital Credit Agreement) plus an applicable margin. The effective interest rate for the year ended December 31, 2001 was 7.3%, excluding the amortization of associated deferred financing costs described in note 6. The rate is subject to adjustment based upon the performance of the Company, the occurrence of an event of default or certain other events.

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

      The GE Capital Credit Facility requires the Company, among other things, to comply with certain financial covenants, including minimum levels of earnings before income taxes, depreciation and amortization ("EBITDA"), minimum ratios of EBITDA to fixed charges and minimum levels of liquidity. In October 2001, the Company notified GE Capital that the Company had failed to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges for the period ended September 30, 2001. In December 2001, the Company notified GE Capital that the Company would fail to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges for the period ended December 31, 2001, and that the Company would not meet the minimum liquidity requirement in the first quarter of 2002. On February 14, 2002, the Company entered into an amendment to the GE Capital Credit Facility under which the banks waived the financial covenant violations, waived certain covenant violations regarding the banks' consent to the Auction Transport, Inc. ("ATI") acquisition and made certain provisions for the addition of ATI, which was acquired by the Company on January 16, 2002, as a borrower under the credit facility. The amendment reduces the minimum levels of EBITDA and increases the minimum ratios of EBITDA to fixed charges the Company is required to meet. Additionally, the amendment reduced the minimum liquidity requirement for the period beginning February 15, 2002 and ending March 15, 2002. In addition, the amendment increases the maximum amount of annual operating lease payments the Company and its subsidiaries may make in fiscal years 2002 through 2004. If the Company fails to comply with these amended provisions or violates other covenants in the GE Capital Credit Facility, the Company will be required to seek additional waivers, which may not be granted by the banks, or to enter into amendments to the GE Capital Credit Facility which may contain more stringent conditions on the Company's borrowing capability or its activities, and may require the Company to pay substantial fees to the banks. If such future waivers were not granted and the banks were to elect to accelerate repayment of outstanding balances under the GE Capital Credit Facility, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. If the banks were to accelerate repayment of amounts due under the GE Capital Credit Facility, it would cause a default under the Debentures issued to Charterhouse. In the event of a default under the Debentures, Charterhouse could accelerate repayment of all amounts outstanding under the Debentures, subject to the GE Capital Credit Facility banks' priority. In such event, repayment of the Debentures would be required only if the GE Capital Credit Facility was paid in full or the banks under the credit facility granted their express written consent.

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

      The Debentures are convertible into Common Stock at any time, at Charterhouse's option, at an initial exercise price of $150.00 per share, subject to adjustment as provided in the Amended and Restated Purchase Agreement entered into between the Company and Charterhouse (the " Amended Charterhouse Purchase Agreement"). Under the Amended Charterhouse Purchase Agreement, the Debentures are redeemable at par plus accrued interest under certain circumstances. The Debentures bear interest at a rate of 8% annually, payable in kind for the first five years following issuance, and thereafter either in kind or in cash, at the Company's discretion. As of December 31, 2001, $94,787 of Debentures were outstanding. For the years ended December 31, 2001 and 2000, the Company recorded $7,592 and $7,643 in interest expense, closing fees and the amortization of deferred financing costs related to the Debentures, respectively.

      At December 31, 2001, debt maturities were as follows:

2002........................................................           $  37,436
2003-2006...................................................                  --
Thereafter..................................................              94,787
                                                                       ---------
                                                                       $ 132,223
                                                                       =========


(9)   Leases

      The Company leases both facilities and equipment used in its operations and classifies those leases as either operating or capital leases following the provisions of SFAS No. 13, Accounting for Leases. Concurrent with certain acquisitions, the Company entered into various noncancelable agreements with the former owners/shareholders of the companies acquired to lease facilities used in the acquired companies' operations. The terms of the Company's operating leases range from one to twenty years and certain lease agreements provide for price escalations. Rent expense incurred by the Company was $8,425, $9,067 and $8,386 in 2001, 2000, and 1999, respectively. Included within rent expense was $2,485, $2,720 and $2,542 in 2001, 2000 and 1999, respectively, that was paid to the former owners/shareholders.

      Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2001 were as follows:

                                                                     Operating Leases
                                                 --------------------------------------------------
                                                 Capital lease
             Year ending December 31,             obligations      Related Party    Other    Total
             ------------------------            -------------     -------------    -----    ------
2002 ..........................................    $   155              2,245       3,924     6,169
2003 ..........................................         51              1,571       2,488     4,059
2004 ..........................................         15                487       1,879     2,366
2005 ..........................................         10                297       1,115     1,412
2006 ..........................................         --                208         249       457
Thereafter ....................................         --              1,402          50     1,452
                                                   -------              -----       -----    ------
Future minimum lease payments .................        231              6,210       9,705    15,915
                                                   =======              =====       =====    ======

Less: imputed interest ........................        (19)
                                                   -------
Present value of minimum lease payments .......    $   212
                                                   =======

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


(10)  Income Taxes

      Income tax expense (benefit) at December 31, 2001, 2000 and 1999 consisted of the following:


                                        2001         2000       1999
                                      --------      ------     -------
          Current:
            Federal .............     $    --         (113)    (1,501)
            State ...............         298        1,254       (116)
                                      --------      ------     -------
                                          298        1,141     (1,617)
                                      --------      ------     -------
          Deferred:
            Federal .............      (3,128)         635     (3,287)
            State ...............        (243)          70       (254)
                                      --------      ------     -------
                                       (3,371)         705     (3,541)
                                      --------      ------     -------
                                      $(3,073)       1,846     (5,158)
                                      =======       ======     =======


      The following table reconciles the expected tax expense (benefit) at the Federal statutory rate to the effective tax rate for the years ended December 31, 2001, 2000 and 1999:

                                                       2001                     2000                   1999
                                              ---------------------  ---------------------   ----------------------
                                               Amount          %       Amount          %       Amount          %
                                              --------      -------  ---------      ------   ---------      -------
     Expected tax expense (benefit) at
       statutory rate ....................    $(5,690)      (34.0)%  $(56,045)      (34.0)   $(11,852)      (34.0)%
     State taxes, net of federal benefit .         54         0.3       1,310         0.7        (372)       (1.1)
     Non-deductible goodwill .............        417         2.5         902         0.6       1,344         4.1
     Impairment of non-deductible goodwill          -         -        38,914        23.6       5,634        15.9
     Net operating losses limited under
     IRC Section 382 .....................          -         -        13,473         8.2           -         -
     Valuation allowance .................      1,643         9.8       3,414         2.1           -         -
     Adjustment to opening deferred tax
     balance .............................        381         2.3           -         -             -         -
     Other ...............................        122         0.7        (122)       (0.1)         88         0.3
                                              --------      -------  ---------      -------  ---------      -------
                                              $(3,073)      (18.4)%  $ (1,846)       (1.1)%  $ (5,158)      (14.8)%
                                              ========      =======  =========      =======  =========      =======

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, 2001 and 2000:

                                                                                                   2001                2000
                                                                                                 --------            --------
     Deferred tax assets:
       Accounts receivable, due to allowance for doubtful accounts ..........................   $     582                987
       Non-deductible accruals ..............................................................       1,426              1,763
       Intangible assets ....................................................................          67                 85
       Goodwill /acquisition costs ..........................................................       2,674              1,727
       Net operating loss carryforwards .....................................................      15,087              8,998
       Other, net ...........................................................................         410                334
                                                                                                 --------            --------
         Total gross deferred tax assets ....................................................      20,246             13,894
         Less valuation allowance ...........................................................      (5,451)            (3,680)
                                                                                                 --------            --------
                                                                                                   14,795             10,214
     Deferred tax liabilities:
       Vehicles and equipment, due to differences in
         depreciation lives and methods .....................................................     (13,640)           (12,328)
       Computer software, due to differences in amortization lives and methods ..............        (989)              (839)
       Other taxable temporary differences, due to differences in basis of
         accounting for companies acquired ..................................................        (166)              (418)
       Total gross deferred tax liabilities .................................................     (14,795)           (13,585)
                                                                                                 --------            --------
         Net deferred tax liability .........................................................    $      -             (3,371)
                                                                                                 ========            ========


      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the two previous tax years to which tax loss carryback can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future income, taxable income in the carryback period and tax planning strategies in making this assessment. Management has recorded an increase in the valuation allowance with respect to the future tax benefits and the net operating loss reflected as a deferred tax asset in the amount of $1,771 and $3,680 during the years ended December 31, 2001 and 2000, respectively, due to the uncertainty of their ultimate realization.

      Under Section 382 of the Internal Revenue Code, the use of loss carryforwards may be limited if a change in ownership of the Company occurs. The KPS Transaction constituted an ownership change under IRC Section 382 and resulted in the 100% limitation of net operating loss carryforwards amounting to $35,909 generated from the Company's inception through July 20, 2000, the date of the KPS Transaction.

      For the period July 20, 2000 through December 31, 2001 the Company has generated net operating loss carryforwards of $41,118. These carryforwards, if not used, will expire as follows:

                 2020                 $   19,013
                 2021                     22,105
                                      ----------
                                      $   41,118
                                      ==========

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


      (11)  Acquisitions

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

      As discussed in note 14(a), contingent consideration is due in connection with the acquisitions of certain Founding Companies and Acquired Companies. In some cases, consideration is based on specific net revenue goals over each of the five years subsequent to acquisition. In other cases, contingent consideration is determined from the Company's evaluation of certain financial ratios or other contingencies, for a specific period of time subsequent to acquisition. Contingent purchase price consideration is capitalized when earned and amortized over the remaining life of the goodwill associated with the respective acquisition.

      The following unaudited pro forma financial information presents the combined results of operations as if all the acquisitions that were made by the Company through December 31, 1999, had occurred as of January 1, 1999, after giving effect to certain adjustments including amortization of goodwill, additional depreciation expense, agreed-upon reductions in salaries and bonuses to former owners/shareholders and related income tax effects. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had a single entity operated during such periods.


                                          Year ended December 31, 1999
                                 --------------------------------------------
                                                   (Unaudited)
                                                    Proforma
                                    United          Combined
                                     Road           Acquired
                                 Services, Inc.     Companies         Total
                                 --------------    -----------      ---------

Net revenue                        $ 255,112          10,743         265,855
                                   =========          ======        ========

Net income (loss)                  $ (29,700)            634         (29,066)
                                   =========          ======        ========

Diluted income (loss) per
  common share                                                      $ (16.31)
                                                                    ========

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


(12)    Segment and Related Information

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

      Net revenue from one customer was in excess of 10% of the Company's consolidated net revenue for the years ended December 31, 2001, 2000 and 1999. Net revenue generated from this customer was $23,354 (10.3% of net revenue), $27,817 (11.3% of net revenue) and $26,701 (10.5% of net revenue) for the years ended December 31, 2001, 2000 and 1999, respectively, and is attributable to the Company's Transport segment.

      The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies, as outlined in note
1. Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income (loss) from operations. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) from operations for the years ended December 31, 2001, 2000 and 1999. Intersegment revenues and transfers are not significant.

      Summarized financial information for the years ended December 31, 2001, 2000 and 1999 concerning the Company's reportable segments is shown in the following table:

Year ended December 31, 2001
                                                                Towing
                                              Transport      and Recovery   Other        Total
                                              ---------      ------------  --------     -------
  Net revenue from external customers ....    $ 137,675          88,854         --      226,529
  Cost of revenue (including depreciation)      120,762          72,741         --      193,503
  Income (loss) from operations ..........        1,967           3,303    (10,436)      (5,166)
  Interest income ........................            3               1         36           40
  Interest expense .......................           12               8     11,510       11,530
  Total assets ...........................       94,454          65,704     11,632      171,790
  Capital expenditures ...................        4,019           3,909        161        8,089
  Depreciation and amortization ..........        6,365           4,975      1,740       13,080


Year ended December 31, 2000

                                                                Towing
                                              Transport      and Recovery   Other        Total
                                              ---------      ------------  --------     -------
  Net revenue from external customers ....    $ 151,313          95,253         --      246,566
  Cost of revenue (including depreciation)      131,497          81,154         --      212,651
  Impairment charge ......................       81,151          48,304         --      129,455
  Loss from operations ...................      (78,454)        (50,008)   (14,302)    (142,764)
  Interest income ........................           11               6        267          284
  Interest expense .......................           32              20     14,182       14,234
  Total assets ...........................      102,125          66,548      9,720      178,393
  Capital expenditures ...................        6,139           1,611        100        7,850
  Depreciation and amortization ..........        7,637           5,594      1,537       14,768

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


Year ended December 31, 1999
                                                                Towing
                                              Transport      and Recovery   Other        Total
                                              ---------      ------------  --------     -------
  Net revenue from external customers ....    $ 155,333          99,779         --      255,112
  Cost of revenue (including depreciation)      122,774          79,814         --      202,588
  Impairment charge ......................       10,053          18,228         --       28,281
  Income (loss) from operations ..........        5,281         (14,571)   (14,045)     (23,335)
  Interest income ........................           19              --         58           77
  Interest expense .......................           51              11     11,357       11,419
  Total assets ...........................      190,506         119,272     12,667      322,445
  Capital expenditures ...................       10,064           4,127      5,997       20,188
  Depreciation and amortization ..........        7,789           6,590      1,248       15,627


      The following are reconciliations of the information used by the chief operating decision maker for the years ended December 31, 2001, 2000 and 1999 to the Company's consolidated totals:

                                                            2001          2000          1999
                                                          ---------     --------      --------
Reconciliation of income (loss) before income taxes:
  Total profit (loss) from reportable segments .......    $   5,270     (128,462)      (9,290)
  Unallocated amounts:
    Interest income ..................................           40          284           77
    Interest expense .................................      (11,530)     (14,234)     (11,419)
    Depreciation and amortization ....................         (755)        (593)      (1,248)
    Other selling, general and administrative expenses       (9,681)     (13,709)     (12,797)
    Other expense, net ...............................          (76)        (372)        (181)
                                                          ---------      -------      -------
      Loss before income taxes .......................    $ (16,732)    (157,086)     (34,858)
                                                          =========     ========      =======
Reconciliation of total assets:
  Total assets from reportable segments ..............    $ 160,158      168,673      309,778
  Unallocated amounts:
    Prepaid income taxes and other current assets ....        3,779          473        3,534
    Vehicles and equipment, net ......................        2,657        3,424        4,945
    Deferred financing costs, net ....................        4,800        5,570        4,109
    Other non-current assets .........................          396          253           79
                                                          ---------      -------      -------
      Total assets ...................................    $ 171,790      178,393      322,445
                                                          =========     ========      =======



(13)  Commitments and Contingencies

(a)   Purchase Commitments

      As of December 31, 2001, the Company had entered into commitments to purchase 14 transport vehicles and 14 towing and recovery vehicles for approximately $2,940. In March 2000, the Company committed to purchase 60 vehicles from a vehicle manufacturer. As of December 31, 2001, 41 of the 60 vehicles subject to the commitment had been delivered (with a total purchase price of $6.8 million) and a deposit of $1.6 million had been applied to such purchases. The Company is currently in discussions with the manufacturers regarding the remaining 19 vehicles.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


(b)   Employment Contracts

      During 2001, 2000 and 1999, the Company entered into certain employment agreements with members of senior management, as well as previous owners or key employees of companies acquired. Certain of these agreements represent noncancelable contracts whereby, if the individual is discharged, severance payments are required to be made throughout the remaining term of the agreement. The terms of these noncancelable agreements range through 2003.

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

      On October 17, 2001, David J. Floyd, the former owner of Falcon Towing and Auto Delivery, Inc. ("Falcon") one of the businesses acquired by the Company in connection with the Company's initial public offering, filed suit against the Company in the United States District Court, Northern District of New York. Mr. Floyd is a beneficial owner of greater than 5% of the Company's common stock. In his complaint, Mr. Floyd claims that the Company failed to pay earnout payments Mr. Floyd alleges are owed to him under the merger agreement entered into with respect to the Falcon acquisition. The complaint seeks unspecified damages. In November 2001, the Company filed an answer to the complaint, denying Mr. Floyd's claims. In February 2002, the case was transferred to the United States District Court, Southern District of New York. No amount of damages was claimed in the complaint and discovery has not yet commenced. Therefore, the Company has not determined the potential to be claimed by the plaintiff. The Company intends to defend this action vigorously.

(d)   Employee Benefit Plans

      The Company maintains certain 401(k) plans that enable eligible employees to defer a portion of their income through contributions to the plans. The Company contributed $187, $660 and $863 to these plans during the years ended December 31, 2001, 2000 and 1999, respectively.


(14)  Related Party Transactions

(a)   Earnout Payments

      The Company is obligated to make certain earnout payments to the former owners of the Founding Companies and one other acquired company. For each of the years 1998 through 2002, the Company is required to make an earnout payment to the former owners of each of these companies that achieves certain net revenue targets. Upon achievement of the net revenue target for a particular year, subsequent and equal payments will also be due for each year through 2002, provided that the actual net revenue for the respective subsequent year exceeds the actual net revenue for the year that the net revenue target was first achieved. Payments are to be made in shares of the Company's stock. Total payments shall not exceed the number of shares paid to the former owner at the date of acquisition. At December 31, 2001, former owners of three founding companies have met their maximum payment amount.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


      At December 31, 2001, there is no liability related to these earnout arrangements based upon the actual net revenue for the year ended December 31, 2001. At December 31, 2000, the Company recorded a liability within due to related parties on the accompanying consolidated balance sheets in the amount of $339 related to these earnout arrangements. The accrued amount represented the fair value of the estimated shares of common stock payable pursuant to such arrangements at that date.

(b)   Management Fee

        In connection with the KPS Transaction, the Company entered into a Management Services Agreement pursuant to which the Company is required to pay KPS a management fee of $250 per fiscal quarter payable within 30 days after the end of each fiscal quarter. At December 31, 2001 and 2000, the Company recorded a liability in due to related parties on the accompanying consolidated balance sheet in the amount of $1,000 and $250, respectively representing unpaid management fees. For the years ended December 31, 2001 and 2000, $1,000 and $446, respectively, is included in selling, general and administrative expenses related to management fees.

(c)     Employment and Consultant Agreements with Directors

        The Company entered into an employment agreement, in 1998, with a director pursuant to which the director serves as a Vice President of the Company for a term of three years, with an annual base salary of $150. In 2000 the Company renewed this employee agreement for a period of one year. The employment agreement also contains covenants not to compete with the company for one year after the termination of the agreement.


(d)   Employment and Consultant Agreements With Former Owners

      Upon consummation of certain acquisitions, the Company entered into employment or consultant agreements with certain former owners of the companies acquired. The terms of these agreements range from one to five years, and the agreements vary with respect to compensation and duties. Under certain agreements, the company has committed to compensation amounts in excess of the current market value. The Company recorded amounts determined to be over the current market value ("Excess Compensation") as additional purchase price consideration and will amortize these amounts over the remaining life of the goodwill associated with the companies acquired. Amounts not considered to be Excess Compensation are expensed as incurred. For the year ended December 31, 2000, $462 of Excess Compensation was recorded as goodwill.

(e)   Lease Agreements

      As described in note 9, concurrent with the acquisition of certain companies, the Company entered into various agreements with former owners to lease land and buildings used in the acquired companies' operations. In the opinion of management, these agreements were entered into at the fair market values of the property being leased.

(f)   Employee Lease Agreement

      During 2001, 2000 and 1999, the Company paid $12,533, $11,215 and $10,500, respectively, to Translesco, Inc. ("Translesco") in connection with an agreement whereby the Company leases employees from Translesco to provide services to one of the divisions within the Company's Transport segment. The President of the Company's Transport Division is the majority owner of Translesco. The Company will continue to lease employees from Translesco until such time as the Company determines otherwise.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


(15)  Financial Instruments

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

      The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value:

            Cash and Cash Equivalents, Receivables, and Accounts Payable--The carrying amount approximates fair value due to the short maturity of these instruments.

            Long-term Debt--The carrying amount of the Company's bank borrowings under its revolving credit facility approximate fair value because the interest rates are based on floating rates identified by reference to market rates. At December 31, 2001 and 2000, management estimates that the fair value of the convertible subordinated debentures approximated $89,067 and $68,720. This amount was estimated based upon rates currently available to the Company for indebtedness with similar terms and maturities.

            Letters of Credit--The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value and fair value of the letters of credit at December 31, 2001 and 2000 was $13,649 and $12,038, respectively.

(b)   Off-Balance Sheet Risk

      In the normal course of business, the Company is a party to letters of credit which are not reflected in the accompanying consolidated balance sheets. Such financial instruments are to be valued based on the amount of exposure under the instrument and the likelihood of performance being requested. No claims have been made against these letters of credit and management does not expect any material losses to result from these off-balance sheet instruments. At December 31, 2001 and 2000, the Company had letters of credit outstanding totaling $13,649 and $12,038, respectively.


(16)  Quarterly Consolidated Financial Data (Unaudited)


      The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2001, 2000 and 1999:


                                                           2001 quarterly period ended
                                              ----------------------------------------------------
                                              March 31     June 30      September 30   December 31
                                              --------    ----------    ------------   -----------

Net revenue ..............................    $ 58,868      57,870         55,923        53,868
Loss from operations .....................     (1,151)       (292)        (1,266)       (2,457)
Net income (loss) ........................     (4,134)     (3,388)        (2,886)       (3,251)
Basic and diluted loss per common share(a)      (1.98)      (1.62)         (1.37)        (1.55)

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


                                                           2000 quarterly period ended
                                              -----------------------------------------------------
                                              March 31      June 30      September 30   December 31
                                              --------     ----------    ------------   -----------

Net revenue ...............................    $ 65,463       62,717        61,346        57,040
Income (loss) from operations .............        (390)    (129,294)       (1,989)      (11,091)
Net income (loss) .........................      (2,853)    (140,494)       (7,425)       (8,160)
Basic and diluted loss per common share (a)       (1.61)      (76.23)        (3.73)        (3.90)


                                                           1999 quarterly period ended
                                              -----------------------------------------------------
                                              March 31      June 30      September 30   December 31
                                              --------     ----------    ------------   -----------

Net revenue .................................  59,453       65,482          64,150        66,027
Income (loss) from operations................   5,876        4,009          (1,643)      (31,577)
Net income (loss)............................   2,010          470          (3,687)      (28,493)
Basic earnings (loss) per common share (a)...    1.22          .28           (2.16)       (16.64)
Diluted earnings (loss) per common share (a).    1.16          .26           (2.16)       (16.64)

(a) Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings (loss) per common share does not equal the total computed for the year as a result of the increase in outstanding common shares due to shares issued in conjunction with certain acquisitions as discussed in note 11.


(17)  Subsequent Event

(a)   Acquisition of Auction Transport, Inc.

      On January 16, 2002 the Company acquired the stock of Auction Transport, Inc. ("ATI"), formerly a subsidiary of Manheim Services Corporation. ATI provides automobile transport services to various Manheim Auction, Inc. ("Manheim") auction locations and on a for hire basis. The results of ATI's operations will be included in the 2002 consolidated financial statements beginning with the date of acquisition.

      The net assets acquired, excluding contingent consideration relating to a five year service agreement and the assumption of $6,952 of future operating lease payments, totaled $822. In connection with the transition, Manheim has provided revenue guarantees to the Company over the duration of the operating leases assumed by the Company. Included in net assets acquired is $1,000 to be paid to the Company by Manheim, $500 of which was paid at closing with, the remaining payable no later than December 31, 2003.

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. ATI is in the process of obtaining third-party valuation of certain acquired assets thus, the allocation of the purchase price is subject to adjustment.

          Current assets                         $ 1,246
          Property and equipment                     265
          Other long-term assets                     500
          Goodwill                                     -
                                                 -------
            Total assets acquired                  2,011
                                                 -------
          Current liabilities                      1,189
          Other long-term liabilities                  -
                                                 -------
             Total liabilities assumed             1,189
                                                 -------
             Net assets acquired                 $   822
                                                 =======

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                 (In thousands, except share and per share data)


      The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of ATI, had occurred as of January 1, 2001, after giving effect to certain adjustments including additional depreciation expense, facility rental expense, bonuses to former management, and related income tax effects. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had a single entity operated during such periods.

                                             Year ended December 31, 2001
                                      -----------------------------------------
                                                        (Unaudited)
                                       United Road         ATI
                                      Services, Inc.     Proforma       Total
                                      --------------    -----------    --------

Net revenue ........................    $ 226,529         42,462        268,991
                                        =========        =======       ========

Net loss ...........................    $ (13,659)          (493)       (14,152)
                                        =========        =======       ========

Diluted loss per common share ......                                    $(6.75)
                                                                       ========


      The following are future minimum ATI lease payments under noncancelable operating leases assumed by the Company as of January 16, 2002: Year ending December 31,


                                                          ATI
               Year ending December 31,              Operating Leases
               ------------------------              ----------------

       2002 ...................................               $  3,068
       2003 ...................................                  1,653
       2004 ...................................                  1,049
       2005 ...................................                  1,014
       2006 ...................................                    168
                                                              --------
       Future minimum lease payments...........               $  6,952
                                                              ========


(b)   GE Capital Credit Facility

      On February 14, 2002, the Company entered into an amendment to the GE Capital Credit Facility under which the banks waived financial covenant violations related to required EBITDA levels and fixed charge coverage ratios existing at September 30, 2001 and December 31, 2001 and granted approval for the acquisition of ATI. The amendment reduces the minimum levels of EBITDA, maximum levels of capital expenditures and minimum fixed charge coverage ratios the Company is required to meet under the GE Capital Credit Facility and requires the Company to maintain minimum levels of liquidity.

                                                                     SCHEDULE II


                           UNITED ROAD SERVICES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                         Balance at       Charged to
                                        Beginning of      Costs and                                          Balance at
                                          Period           Expenses           Other          Deductions     End of Period
                                        ------------      ----------       ----------        ----------     -------------
Allowance for Doubtful Accounts:
  December 31, 2001 ............        $2,694,565          621,946             --           1,735,902        1,580,609
  December 31, 2000 ............         2,800,703        2,882,252             --           2,988,390        2,694,565
  December 31, 1999 ............         1,131,788        2,413,000        568,370(a)        1,312,455        2,800,703
Income Tax Valuation Allowance:
  December 31, 2001 ............        $3,680,400        1,770,600             --                  --        5,451,000
  December 31, 2000 ............                --        3,680,400             --                  --        3,680,400
  December 31, 1999 ............                --               --             --                  --               --



(a) Represents allowance for doubtful accounts recorded through purchase accounting adjustments related to acquisitions.