Form 10-Q
period 2002-03-31
UNITED ROAD SERVICES INC
filed 2002-05-15
CIK 1056562

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(MARK)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                          OF 1934 FOR THE PERIOD ENDED
                                 MARCH 31, 2002

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

                        Yes  X                 No ___
                            ---


     As of May 15, 2002, the registrant had 2,086,475 shares of common stock issued and outstanding.

================================================================================

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
               Form 10-Q For The Three Months Ended March 31, 2002

                  Index                                                                             Page
Part I.  - Financial Information

         Item 1   Condensed Consolidated Financial Statements
                  Condensed Consolidated Balance Sheets as of
                      March 31, 2002 and December 31, 2001                                             3

                  Condensed Consolidated Statements of Operations
                      For the Three Months Ended March 31, 2002 and March 31, 2001                     4

                  Condensed Consolidated Statements of Cash Flows for
                      the Three Months Ended March 31, 2002 and March 31, 2001                         5

                  Notes to Condensed Consolidated Financial Statements                                 7

         Item 2   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                             13

         Item 3   Quantitative and Qualitative Disclosures about Market Risk                          20

Part II. - Other Information

         Item 2   Changes in Securities and Use of Proceeds                                           21

         Item 6   Exhibits and Report on Form 8-K                                                     21

Signatures                                                                                            22

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except share amounts and per share data)

ASSETS                                                                             March 31, 2002      December 31, 2001
                                                                                   --------------      -----------------
                                                                                     (Unaudited)
 Current assets:
         Cash and cash equivalents                                                  $         50                 1,696
         Trade receivables, net of allowance for doubtful
                    accounts of $1,580 at March 31, 2002
                    and $1,581 at December 31, 2001                                       20,264                18,219
         Other receivables                                                                 1,274                 1,293
         Prepaid licenses and fees                                                         1,012                   681
         Prepaid expenses and other current assets                                         3,533                 3,012
                                                                                    ------------           -----------
                  Total current assets                                                    26,133                24,901

 Vehicles and equipment, net                                                              66,799                66,111
 Deferred financing costs, net                                                             4,551                 4,800
 Goodwill, net                                                                            32,218                75,582
 Other non-current assets                                                                    909                   396
                                                                                    ------------           -----------
                  Total assets                                                      $    130,610               171,790
                                                                                    ============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
         Current installments of obligations for capital leases                     $        123                   144
         Borrowings under credit facility                                                 36,733                37,436
         Accounts payable                                                                  8,358                 7,367
         Accrued expenses                                                                 12,399                11,271
         Due to related parties                                                            1,313                 1,073
                                                                                    ------------           -----------
                  Total current liabilities                                               58,926                57,291

 Obligations for capital leases, excluding current installments                               43                    68
 Long-term debt                                                                           96,682                94,787
 Other long-term liabilities                                                               3,616                 2,422
 Deferred tax liabilities                                                                    578                    --
                                                                                    ------------           -----------
                  Total liabilities                                                      159,845               154,568
                                                                                    ------------           -----------

 Stockholders' equity (deficit):
         Preferred stock; $ 0.001 par value; 5,000,000 shares authorized;
           662,119 shares issued and outstanding at March 31, 2002
           and December 31, 2001                                                               1                     1
         Common stock; $0.01 par value; 35,000,000 shares
           authorized; 2,086,475 shares issued and outstanding
           at March 31, 2002 and December 31, 2001                                            21                    21
         Additional paid-in capital                                                      217,489               217,489
         Accumulated deficit                                                            (246,746)             (200,289)
                                                                                    ------------           -----------
                  Total stockholders' equity (deficit)                                   (29,235)               17,222
                                                                                    ------------           -----------
                  Total liabilities and stockholders' equity (deficit)              $    130,610               171,790
                                                                                    ============           ===========

     See accompanying notes to condensed consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                                   Three months ended
                                                                                         March 31,
                                                                                   2002            2001
                                                                                   ----            ----
Net revenue                                                                 $    61,109          58,868
Cost of revenue, excluding depreciation                                          49,107          47,322
Selling, general and administrative expenses                                      9,030           9,818
Amortization of goodwill                                                             --             517
Depreciation                                                                      2,447           2,362
                                                                            -----------     -----------

       Income (loss) from operations                                                525          (1,151)

Other income (expense):
    Interest income                                                                  81              13
    Interest expense                                                             (2,705)         (2,876)
    Other                                                                           146              25
                                                                            -----------     -----------

       Loss before income taxes and cumulative effect of change in
         accounting principle                                                    (1,953)         (3,989)

Income tax expense                                                                  740             145
                                                                            -----------     -----------

       Loss before cumulative effect of change in accounting principle           (2,693)         (4,134)

Cumulative effect of change in accounting principle                             (43,364)             --
                                                                            -----------     -----------

       Net loss                                                             $   (46,057)         (4,134)
                                                                            ===========     ===========

Share amounts:

       Basic and fully diluted loss per share:

         Loss before cumulative effect of change
           in accounting principle                                          $     (1.29)          (1.98)
                                                                            ===========     ===========

         Net loss                                                           $    (22.07)          (1.98)
                                                                            ===========     ===========

       Weighted average shares outstanding                                    2,086,475       2,091,652
                                                                            ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                            2002          2001
                                                                                            ----          ----
Net loss                                                                                 $(46,057)       (4,134)

Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                      2,696         3,121
         Cumulative effect of change in accounting principle                               43,364             -
         Provision for doubtful accounts                                                      263           300
         Deferred income taxes                                                                599             -
         Interest expense, paid-in-kind                                                     1,895         1,752
         Gain on sale of vehicles and equipment, net                                          (81)          (32)
         Changes in operating assets and liabilities, net of effects of acquisitions:
                    Increase in trade receivables                                          (2,308)       (2,133)
                    Decrease in other receivables                                             141           228
                    Increase in prepaid licenses and fees                                     (87)         (721)
                    Decrease in prepaid expenses and other current assets                   2,173           349
                    Increase in other non-current assets                                      (13)           (5)
                    Increase (decrease) in accounts payable                                   713        (1,090)
                    Decrease in accrued expenses                                           (2,374)          (89)
                    Decrease in other long-term liabilities                                  (114)          (18)
                                                                                         --------      --------
                        Net cash provided by (used in) operating activities                   810        (2,472)
                                                                                         --------      --------

Investing activities:
     Purchases of vehicles and equipment                                                   (3,008)       (2,985)
     Proceeds from sale of vehicles and equipment                                             283           354
     Amounts payable to related parties                                                       240             -
     Cash acquired in acquisition                                                             500             -
                                                                                         --------      --------
                        Net cash used in investing activities                              (1,985)       (2,631)
                                                                                         --------      --------

Financing activities:
     Convertible preferred stock offering costs                                                 -           (81)
     Payments to be presented for funding, net                                                278             -
     Net borrowings (repayment) on revolving credit facility                                 (703)        3,626
     Payments of deferred financing costs                                                       -           (98)
     Payments on capital leases                                                               (46)          (58)
                                                                                         --------      --------
                        Net cash provided by (used in) financing activities                  (471)        3,389
                                                                                         --------      --------

Decrease in cash and cash equivalents                                                      (1,646)       (1,714)
Cash and cash equivalents at beginning of period                                            1,696         2,615
                                                                                         --------      --------
Cash and cash equivalents at end of period                                               $     50           901
                                                                                         ========      ========

                                   (continued)

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three months ended
                                                                                        March 31,
                                                                                    2002         2001
                                                                                    ----         ----
Supplemental disclosures of cash flow information:

         Cash paid (received) during the period for:

                  Interest                                                          $ 484         939
                                                                                    =====       =====
                  Income tax expense, net of refunds                                $(405)        (24)
                                                                                    =====       =====

Supplemental disclosure of non-cash investing and financing activity:

                  Increase in accumulated deficit for unpaid
                     cumulative dividend on preferred stock                         $ 400         380
                                                                                    =====       =====

                  Acquired net assets, net of cash                                  $ 407           -
                                                                                    =====       =====

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

          It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC.

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

     (e)  Share and Per Share Amounts

          Basic earnings per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options and warrants) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

          The effect of options, warrants, convertible preferred stock, earnout shares and holdback shares have been excluded at March 31, 2002 and 2001, as the effect would be antidilutive. Additionally, shares issuable upon conversion of the convertible subordinated Debentures have been excluded at March 31, 2002 and 2001, as the effect would be antidilutive due to the adjustment (decrease in net loss) for interest expense.

          At March 31, 2002, the Company had outstanding preferred stock convertible into 6,221,190 shares of common stock, stock options exercisable to purchase 300,913 shares of common stock, warrants exercisable to purchase 48,028 shares of common stock and subordinated Debentures convertible into 644,547 shares of common stock. At March 31, 2001, the Company had outstanding preferred stock convertible into 6,221,190 shares of common stock, stock options exercisable to purchase 314,443 shares of common stock, warrants exercisable to purchase 47,919 shares of common stock and subordinated Debentures convertible into 595,466 shares of common stock.

     (f)  Goodwill

          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized. Rather, goodwill and intangible assets with indefinite useful lives are subject to a periodic impairment test. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. A discounted cash flow model based upon the Company's weighted average cost of capital was used to determine the fair value of the Company's reporting units for purposes of testing goodwill for impairment. SFAS No. 142 defines a reporting unit as a business for which discrete financial information is available which management regularly reviews and has economic characteristics that differentiate it from other components of the Company. The Company has determined the reporting units within the towing operating segment to be each individual division and within the transport operating segment to be the new vehicle, used vehicle, combined new/used vehicle, and specialty vehicle transport businesses.

          Upon adoption of SFAS No. 142, the Company recorded an impairment loss of $43,364 ($25,354 relating to the transport operating segment and $18,010 relating to the towing and recovery operating segment) as the cumulative effect of a change in accounting principle. This impairment primarily resulted from a change in the criteria for the measurement of impairment from an undiscounted to a discounted cash flow method and the classification on a reporting unit basis.

          The following table presents reported net loss and loss per share exclusive of the goodwill impairment for the three months ended March 31, 2002 and 2001.

                                                                                   Three months ended
                                                                                         March 31,
                                                                                  2002               2001
                                                                                  ----               ----
          Reported net loss ...........................................      $  (46,057)            (4,134)
          Amortization of goodwill, net of tax ........................               -                569
          Cumulative effect of change in accounting principle .........          43,364                  -
                                                                             ----------           --------

          Adjusted net loss ...........................................      $   (2,693)            (3,565)
                                                                             ==========           ========

          Loss per share:
          Reported net loss ...........................................      $   (22.07)             (1.98)
          Amortization of goodwill ....................................               -               0.27
          Cumulative effect of change in accounting principle .........           20.78                  -
                                                                             ----------           --------
          Adjusted loss per share .....................................      $    (1.29)             (1.71)
                                                                             ==========           ========

     (g)  Impact of Recently Issued Accounting Standards

          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company has adopted the provisions of SFAS No. 141.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result form the acquisition, construction, development and (or) normal use of the asset. Other than vehicles and equipment, the Company does not maintain significant tangible long-lived assets. Therefore, management does not anticipate that the adoption of SFAS No. 143 to have a material financial impact on the Company's consolidated financial statements. The Company will continue to evaluate this conclusion.

          In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized of the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS No. 144 did not have a material impact on the Company's condensed consolidated financial statements.

     (h)  Reclassifications

          Certain reclassifications of the prior year's condensed consolidated financial statements have been made to conform to the current year presentation.

(2)  Debt

     In July 2000, the Company and its subsidiaries entered into a senior secured revolving credit facility (the "GE Capital Credit Facility") with a group of banks led by General Electric Capital Corporation ("GE Capital"). The GE Capital Credit Facility has a term of five years and a maximum borrowing capacity of $100,000. The facility includes a letter of credit sub-facility of up to $15,000. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price or the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. The amount of borrowing capacity based on vehicles amortizes quarterly on a straight line basis over a period of 5 to 7 years. As of March 31, 2002, $36,733 was outstanding under the GE Capital Credit Facility, excluding letters of credit of $11,445, and an additional $8,322 was available for borrowing.

     The GE Capital Credit Facility requires the Company, among other things, to comply with certain financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum ratios of EBITDA to fixed charges and minimum levels of liquidity. In October 2001, the Company notified GE Capital that the Company had failed to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges for the period ended September 30, 2001. In December 2001, the Company notified GE Capital that the Company would fail to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges for the period ended December 31, 2001, and that the Company would not meet the minimum liquidity requirement in the first quarter of 2002. On February 14, 2002, the Company entered into an amendment to the GE Capital Credit Facility under which the banks waived the financial covenant violations, waived certain covenant violations regarding the banks' consent to the Auction Transport, Inc. ("ATI") acquisition and made certain provisions for the addition of ATI. The amendment reduces the minimum levels of EBITDA and increases the minimum ratios of EBITDA to fixed charges the Company is required to meet. Additionally, the amendment reduced the minimum liquidity requirement for the period beginning February 15, 2002 and ending March 15, 2002. In addition, the amendment increases the maximum amount of annual operating lease payments the Company and its subsidiaries may make in fiscal years 2002 through 2004.

     If the Company fails to comply with these amended provisions or violates other covenants in the GE Capital Credit Facility, the Company will be required to seek additional waivers, which may not be granted by the banks, or to enter into amendments to the GE Capital Credit Facility, which may contain more stringent conditions on the Company's borrowing capability or its activities, and may require the Company to pay substantial fees to the banks. If such future waivers were not granted and the banks were to elect to accelerate repayment of outstanding balances under the GE Capital Credit Facility, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. If the banks were to accelerate repayment of amounts due under the GE Capital Credit Facility, it would cause a default under the Company's 8% Convertible Subordinated Debentures ("Debentures") issued to Charterhouse URS LLC ("Charterhouse"). In the event of a default under the Debentures, Charterhouse could accelerate repayment of all amounts outstanding under the Debentures, subject to the GE Capital Credit Facility banks' priority. In such event, repayment of the Debentures would be required only if the GE Capital Credit Facility was paid in full or the banks under the credit facility granted their express written consent.

     On March 31, 2002, the Company issued approximately $1.9 million aggregate principal amount of Debentures to Charterhouse, which represented the quarterly payment-in-kind interest payment due with respect to $94.8 million aggregate principal amount of the Debentures previously issued to Charterhouse.

(3)  Segment and Related Information

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

     The transport segment provides transport services to a broad range of customers in the new and used vehicle markets. The towing and recovery segment provides towing, impounding and storage services for motor vehicles, lien sales and auto auctions of abandoned vehicles. In addition, the towing and recovery segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment. The accounting policies of each of the segments are the same as those of the Company, as outlined in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts have been reclassified for consistent presentation. The Company evaluates the performance of its operating segments through an evaluation of the Company's income (loss) from operations. Accordingly, the Company's summarized segment financial information is presented below on the basis of income (loss) from operations for the three month periods ended March 31, 2002 and 2001. Inter-segment revenues and transfers are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following tables:

         Three months ended March 31, 2002
         ---------------------------------

                                                                           Towing and
                                                          Transport         Recovery          Other         Total
                                                          ---------         --------        ----------      -----
         Net revenues from external customers            $   40,300          20,809              -          61,109
         Cost of revenue, including depreciation             35,441          16,113              -          51,554
         Income (loss) from operations                          995           1,902         (2,372)            525


         Three months ended March 31, 2001
         ---------------------------------

                                                                           Towing and
                                                          Transport         Recovery          Other         Total
                                                          ---------        ----------         -----         -----
         Net revenues from external customers            $   35,487          23,381              -          58,868
         Cost of revenue, including depreciation             30,954          18,730              -          49,684
         Income (loss) from operations                          693           1,312         (3,156)         (1,151)

         The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals:

                                                                                               Three months ended
                                                                                                    March 31,
         Reconciliation of loss before income taxes and cumulative effect
           of change in accounting principle:                                                 2002             2001
                                                                                              ----             ----
              Total profit (loss) from reportable segments:
                  Transport                                                            $       995              693
                  Towing and Recovery                                                        1,902            1,312
                  Interest expense, net                                                     (2,624)          (2,863)
                  Other selling, general and administrative costs                           (2,372)          (3,156)
                  Other income (expense)                                                       146               25
                                                                                       ------------          -------
              Loss before income taxes and cumulative effect of change in
                accounting principle                                                   $    (1,953)          (3,989)
                                                                                       ============          =======

(4)      Commitments and Contingencies

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

(5)      Acquisition of Auction Transport, Inc.

         On January 16, 2002 the Company acquired the stock of ATI, formerly a subsidiary of Manheim Services Corporation. ATI provides automobile transport services to various Manheim Auction, Inc. ("Manheim") auction locations and on a for hire basis. The results of ATI's operations are included in the 2002 consolidated financial statements beginning with the date of acquisition.

         The net assets acquired, excluding contingent consideration relating to a five-year service agreement and the assumption of $6,952 of future operating lease payments, totaled $907. In connection with the transaction, Manheim has provided revenue guarantees to the Company over the duration of the operating leases assumed by the Company. Included in net assets acquired is $1,000 to be paid to the Company by Manheim, $500 of which was paid at closing with the remaining payable no later than December 31, 2003.

         The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of determining the fair values of certain acquired assets and assumed liabilities, thus the allocation of the purchase price is subject to adjustment.

         Current assets                                 $ 1,246
         Property and equipment                             329
         Other long-term assets                             521
         Goodwill                                             -
                                                        -------
           Total assets acquired                          2,096
                                                        -------
         Current liabilities                              1,189
         Other long-term liabilities                          -
                                                        -------
           Total liabilities assumed                      1,189
                                                        -------
           Net assets acquired                          $   907
                                                        =======



         The following are future minimum ATI lease payments under noncancelable operating leases assumed by the Company as of January 16, 2002:



                                                                   ATI
                       Year ending December 31,              Operating Leases
                       -----------------------               ----------------

                  2002 ...............................               $  3,068
                  2003 ...............................                  1,653
                  2004 ...............................                  1,049
                  2005 ...............................                  1,014
                  2006 ...............................                    168
                                                                     --------
                  Future minimum lease payments ......               $  6,952
                                                                     ========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report.



Forward-Looking Statements

From time to time, in written reports and oral statements, management may discuss its expectations regarding the Company's future performance. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or other actions taken or to be taken by the Company, including the impact of such plans, strategies or actions on the Company's results of operations or components thereof, projected or anticipated benefits from operational changes, acquisitions or dispositions made or to be made by the Company, or projections, involving anticipated revenues, costs, earnings or other aspects of the Company's results of operations. The words "expect," "believe," "anticipate," "project," "estimate," "intend" and similar expressions, and their opposites, are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance but rather are based on currently available competitive, financial and economic data and management's operating plans. These forward-looking statements involve risks and uncertainties that could render actual results materially different from management's expectations. Such risks and uncertainties include, without limitation, risks related to the Company's limited operating history and its ability to integrate acquired companies, risks related to the Company's ability to successfully improve the profitability of its acquired businesses, the availability of capital to fund operations, including expenditures for new and replacement equipment, risks related to the adequacy, functionality, sufficiency and cost of the Company's information systems, the loss of significant customers and contracts, changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety, potential exposure to environmental and other unknown or contingent liabilities, risks associated with the Company's labor relations, risks related to the adequacy of the Company's insurance, changes in the general level of demand for towing, recovery and transport services, price changes in response to competitive factors, risks related to fuel, insurance, labor and other operating costs, risks related to the loss of key personnel and the Company's ability to maintain an adequate skilled labor force, seasonal and other event-driven variations in the demand for towing, recovery and transport services, risks resulting from the over-the-counter trading of the Company's common stock, general economic conditions, and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (the "Risk Factors"). All statements herein that are not statements of historical fact are forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that those expectations will prove to have been correct. All written forward-looking statements by or attributable to management in this Report are expressly qualified in their entirety by the Risk Factors. Investors must recognize that events could turn out to be significantly different from what management currently expects.

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

Between May 1998 and May 1999, the Company acquired a total of 56 towing, recovery and transport service businesses. During the third quarter of 1999, the Company made the strategic decision not to pursue its acquisition program in order to allow the Company to focus primarily on integrating and profitably operating its acquired businesses. Prior to the Company's acquisition of ATI in January 2002, the Company had not completed any acquisitions since May 5, 1999. The goal of the Company's revised business strategy is to improve the operational efficiency and profitability of its existing businesses in order to build a stable platform for future growth. As part of this business strategy, the Company has closed, consolidated or sold several operating locations. As of March 31, 2002, the Company operated a network of 13 transport divisions and 17 towing and recovery divisions located in a total of 20 states.

Management's discussion and analysis addresses the Company's historical results of operations as shown in its unaudited condensed consolidated financial statements for the three months ended March 31, 2002 and 2001.

In the second quarter of 2001 the Company sold one towing and recovery division and closed three transport divisions and allocated certain equipment to other divisions. In the third quarter of 2001 the Company closed one towing and recovery division. In the fourth quarter of 2001 the Company sold a towing and recovery division. The transport closures effected in the second quarter of 2001 were designed to combine certain management dispatch and administrative functions, while maintaining existing vehicle fleets. In the first quarter of 2002 the Company acquired ATI, a transport business. The Company's operating results for the three months ended March 31, 2002 include the operating results of ATI from the date of acquisition and do not include the operating results of the divisions sold or closed in 2001. The results of the divisions sold and closed during 2001 are included for the three months ended March 31, 2001. The Company's revenue, cost of revenue and selling, general and administrative expenses were also affected by the closures, reallocations and acquisition described above that occurred during 2001 and 2002, as described more fully below.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles and related disclosure requires management to make estimates and assumptions that affect:

..   the amounts reported for assets and liabilities;
..   the disclosure of contingent assets and liabilities at the date of the financial statements; and
..   the amounts reported for revenues and expenses during the reporting period.

Specifically, management must use estimates in determining the economic useful lives of assets, provisions for uncollectable accounts receivable, exposures under self-insurance plans and various other recorded or disclosed amounts. Therefore, the Company's condensed consolidated financial statements and related disclosure are necessarily affected by these estimates. Management evaluates these estimates on an ongoing basis, utilizing historical experience and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from estimates. To the extent that actual outcomes differ from estimates, or additional facts and circumstances cause management to revise estimates, the Company's financial position as reflected in its condensed consolidated financial statements will be affected. Any effects on business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Management believes that the critical accounting policies affected by the estimates and assumptions the Company must make in the preparation of its condensed consolidated financial statements and related disclosures relate to revenue recognition, allowance for doubtful accounts, accrued insurance, income taxes and the valuation of long-lived assets and goodwill.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Revenue. Net revenue increased $2.2 million, or 3.7%, from $58.9 million for the three months ended March 31, 2001 to $61.1 million for the three months ended March 31, 2002. Of the net revenue for the three months ended March 31, 2002, 66.0% related to transport services and 34.0% related to towing and recovery services. Transport net revenue increased $4.8 million, or 13.5%, from $35.5 million for the three months ended March 31, 2001 to $40.3 million for the three months ended March 31, 2002. The increase in transport net revenue was primarily due to the acquisition of one transport division in the first quarter 2002, offset, in part, by the closure of three transport divisions in the second quarter of 2001 and the weak performance of the majority of the Company's used and specialty vehicle transport businesses due to the decreased demand for vehicle transport services as compared to the prior year. Towing and recovery net revenue decreased $2.6 million, or 11.1%, from $23.4 million for the three months ended March 31, 2001 to $20.8 million for the three months ended March 31, 2002. The decrease in towing and recovery net revenue was primarily due to the closure of one towing and recovery division during 2001, the sale of two towing and recovery divisions during 2001 and the weak performance of certain of the Company's towing and recovery businesses due to decreased demand for towing and recovery services as compared to the prior year, some of which was attributable to an unseasonably mild winter and the events of September 11, 2001. The events of September 11, 2001 resulted in a reduction in impound activity in certain metropolitan areas and reduced towing activity as a result of the reduction of tourism.

Cost of Revenue. Cost of revenue, including depreciation, increased $1.9 million, or 3.8%, from $49.7 million for the three months ended March 31, 2001 to $51.6 million for the three months ended March 31, 2002. Transport cost of revenue increased $4.5 million, or 14.5%, from $30.9 million for the three months ended March 31, 2001 to $35.4 million for the three months ended March 31, 2002. The principal components of the increase in transport cost of revenue consisted of an increase in transport operating salaries and wages of $1.3 million, an increase in costs of subcontractors and brokers of $2.8 million and an increase in equipment rental of $527,000 (each of which was due, in part, to the acquisition of ATI in the first quarter of 2002, offset, in part, by the closure of three transport divisions in the second quarter of 2001 and the effect of the decrease in demand for transport services discussed above). Towing and recovery cost of revenue decreased $2.6 million, or 13.9%, from $18.7 million for the three months ended March 31, 2001 to $16.1 million for the three months ended March 31, 2002. The principal components of the decrease in towing and recovery cost of revenue consisted of a decrease in towing and recovery operating labor costs of $332,000, a decrease in costs of independent contractors, brokers and subcontractors of $1.3 million, a decrease in damage losses of $111,000, a decrease in fuel costs of $359,000, a decrease in vehicle maintenance expense of $345,000 and a decrease in occupancy costs of $96,000 (each of which was due, in part, to the sale of two towing and recovery divisions and the closure of another towing and recovery division during the last nine months of 2001 and the effect of the decreased demand for towing and recovery services discussed above).

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $788,000, or 8.0%, from $9.8 million for the three months ended March 31, 2001 to $9.0 million for the three months ended March 31, 2002. Transport selling, general and administrative expenses increased $24,000, or 0.6%, from $3.8 million for the three months ended March 31, 2001 to $3.9 million for the three months ended March 31, 2002. The principal components of the increase in transport selling, general and administrative expenses consisted of an increase in wages and benefits of $38,000, an increase in travel related expenses of $64,000 and an increase in computer and telecommunication expenses of $101,000 (each of which was due, in part, to the acquisition of ATI in the first quarter of 2002, offset, in part, by the closure of three transport divisions in the second quarter of 2001 and the effect of the decrease in demand for transport services discussed above). Towing and recovery selling, general and administrative expenses decreased $545,000, or 16.5%, from $3.3 million for the three months ended

March 31, 2001 to $2.8 million for the three months ended March 31, 2002. The principal components of the decrease in towing and recovery selling, general and administrative expenses consisted of a decrease in wages and benefits of $230,000 and a decrease in bad debt expense of $64,000 (each of which was due, in part, to the sale of two towing and recovery divisions and the closure of another towing and recovery division during 2001).

Corporate selling, general and administrative expenses decreased $784,000, or 24.5%, from $3.2 million for the three months ended March 31, 2001 to $2.4 million for the three months ended March 31, 2002. The decrease in corporate selling, general and administrative expenses was primarily due to a decrease in professional fees of $391,000, a decrease in computer and telecommunication expense of $229,000, a decrease in wages and benefits expense of $77,000 and a decrease in other miscellaneous administrative expenses of $87,000.

Amortization of Goodwill. Amortization of goodwill decreased $517,000, or 100.0%, from $517,000 for the three months ended March 31, 2001 to $0 for the three months ended March 31, 2002. The decrease is due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. The Company's goodwill is no longer subject to amortization under the provisions of SFAS No. 142.

Income (Loss) from Operations. Income from operations increased $1.7 million, from a loss of $1.2 million for the three months ended March 31, 2001 to income of $525,000 for the three months ended March 31, 2002. Transport income from operations increased $302,000, from $693,000 for the three months ended March 31, 2001 to $995,000 for the three months ended March 31, 2002. The increase in transport income from operations was primarily due to an increase in transport revenue and a decrease in amortization of goodwill, offset, in part, by increased cost of revenue and selling, general and administrative expenses related to the operation of the transport business segment as described above. Towing and recovery income from operations increased $590,000, from $1.3 million for the three months ended March 31, 2001 to $1.9 million for the three months ended March 31, 2002. The increase in towing and recovery income from operations was primarily due to a decline in cost of revenue, amortization of goodwill and selling, general and administrative expenses, offset, in part, by a decline in towing and recovery revenue.

Interest Expense, net. Interest expense decreased $171,000, or 5.9%, from $2.9 million for the three months ended March 31, 2001 to $2.7 million for the three months ended March 31, 2002. Interest income increased $68,000, from $13,000 for the three months ended March 31, 2001 to $81,000 for the three months ended March 31, 2002. The decrease in interest expense, net was primarily related to an effective interest rate of approximately 8.7% in the first quarter of 2001 as compared to an effective rate of approximately 8.2% in the first quarter of 2002 and lower average borrowings in the first quarter of 2002 as compared to the first quarter of 2001.

Income Tax Expense. Income tax expense increased $595,000, from $145,000 for the three months ended March 31, 2001 to $740,000 for the three months ended March 31, 2002. The increase in income tax expense was primarily due to the increase in the valuation allowance relating to the Company's net operating loss carry forwards as a result of the non-amortization of goodwill under SFAS No. 142.

Cumulative Effect of Change in Accounting Principle. The cumulative effect of change in accounting principle related to the impairment of goodwill under SFAS No. 142 was $43.4 million for the three months ended March 31, 2002. Of the total cumulative effect of change in accounting principle, $25.4 million was related to the transport operating segment and $18.0 million was related to the towing and recovery operating segment.

Net Loss. Net loss increased $41.9 million from $4.1 million for the three months ended March 31, 2001 to $46.0 million for the three months ended March 31, 2002. The increase in net loss related to the cumulative effect of change in accounting principle of $43.4 million, offset, in part, by increased income from operations of $1.7 million.

Liquidity and Capital Resources

As of March 31, 2002, the Company had approximately:

     . $50,000 of cash and cash equivalents (representing deposits in transit to GE Capital, as agent under the Company's revolving credit facility) and another $8.3 million available for borrowing under the revolving credit facility,

     . a working capital deficit of approximately $32.8 million (including the $36.7 million outstanding under the Company's credit facility which, due to the factors described in note 2 to the Company's consolidated financial statements included with the 2001 Annual Report on Form 10-K, is reflected as a current liability), and

     . $96.7 million of outstanding long-term indebtedness, excluding current installments.

During the three months ended March 31, 2002, the Company provided $810,000 in cash from operations. Cash provided by operating activities consisted primarily of a loss from operations of $46.1 million (offset by $43.4 million related to the cumulative effect of change in accounting principle and $4.6 million of non-cash depreciation, amortization and interest charges), an increase in trade receivables of $2.3 million and an increase in accounts payable of $713,000. During the three months ended March 31, 2002, the Company used $2.0 million of cash in investing activities and used $471,000 of cash from financing activities. Investing activities consisted primarily of $3.0 million of purchases of vehicles and equipment, offset by $283,000 in proceeds from the sale of vehicles and equipment and $500,000 received in connection with the ATI acquisition. Financing activities consisted primarily of net repayment under the GE Capital Credit Facility of $703,000.

In July 2000, the Company and its subsidiaries entered into a revolving credit facility with a group of banks for which GE Capital acts as agent. The revolving credit facility has a term of five years and a maximum borrowing capacity of $100 million. The facility includes a letter of credit subfacility of up to $15 million. The Company's borrowing capacity under the revolving credit facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable,
(ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price and the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and
(iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. The amount of availability based on vehicles amortizes on a straight line basis over a period of five to seven years. Under the revolving credit facility, the banks have the right to conduct an annual appraisal of the Company's vehicles. All cash receipts are forwarded to GE Capital on a daily basis to pay down the revolver balance, and all working capital and expenditure needs are funded through daily borrowings. As of March 31, 2002, approximately $36.7 million was outstanding under the revolving credit facility (excluding letters of credit of $11.4 million) and an additional $8.3 million was available for borrowing.

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

In the normal course of its business, the Company is a party to letters of credit which are not reflected in the Company's consolidated balance sheets. Such letters of credit are valued based on the amount of exposure under the instrument and the likelihood of performance being requested. At March 31, 2002, the Company had letters of credit outstanding in the aggregate amount of $11.4 million. As of March 31, 2002, no claims had been made against such letters of credit, and management does not expect any material losses resulting from these off-balance sheet instruments.

The Company spent approximately $3.0 million on purchases of vehicles and equipment during the three months ended March 31, 2002. These expenditures were primarily for the purchase of transport and towing and recovery vehicles. During the three months ended March 31, 2002, the Company made expenditures of $1.1 million on towing and recovery vehicles and $1.8 million on transport vehicles. These expenditures were financed primarily with borrowings under the GE Capital Credit Facility. In March 2000, the Company committed to purchase 60 vehicles from a vehicle manufacturer. As of March 31, 2002, 41 of the 60 vehicles subject to the commitment had been delivered (with a total purchase price of $6.8 million) and a deposit of $1.6 million had been applied to such purchases. The Company is currently in discussions with the manufacturer regarding the remaining 19 vehicles.

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

During the past three years, the Company has experienced decreases in its cash flow from operations and is continually exploring opportunities to improve its profitability, including, but not limited to, the closure or divestiture of unprofitable divisions, consolidation of operating locations, reduction of operating costs and the marketing of towing and recovery and transport services to new customers in strategic market locations. The Company currently expects to be able to fund its liquidity needs for the next twelve months through cash flow from operations and borrowings of amounts available under its revolving credit facility.

Acquisition of Auction Transport, Inc.

On January 16, 2002, the Company acquired ATI from a subsidiary of Manheim in a stock purchase transaction. ATI provides automobile transport services to various Manheim auction locations and on a for hire basis. The results of ATI's operations are included in the Company's 2002 consolidated financial statements from the date of acquisition.

The Company did not make any cash payments to Manheim upon the closing of the ATI acquisition, but assumed certain operating lease payments relating to ATI's operations. The value of the net assets acquired by the Company, excluding contingent consideration relating to a five-year service agreement and the assumption of $6,952,000 of future operating lease payments, was $907,000. In connection with the transaction, Manheim has provided revenue guarantees to the Company over the duration of the operating lease payments assumed by the Company. In addition, Manheim is required to pay the Company a transaction-related fee of $1.0 million, $500,000 of which was paid upon the closing of the transaction and the remainder of which is payable no later than December 31, 2003. The full $1.0 million payment has been included in the calculation of the net assets acquired by the Company.

The following table shows, as of January 16, 2002, the future minimum lease payments the Company is required to make under the noncancelable operating leases the Company assumed in the ATI acquisition:

                                                                     ATI
                      Year ending December 31,                 Operating Leases
                      ------------------------                 ----------------

                 2002 ...............................                  $  3,068
                 2003 ...............................                     1,653
                 2004 ...............................                     1,049
                 2005 ...............................                     1,014
                 2006 ...............................                       168
                                                                       --------
                 Future minimum lease payments ......                  $  6,952
                                                                       ========

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

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there have been no material changes in the Company's interest rate risk position since December 31, 2001. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

PART II       OTHER INFORMATION
              -----------------

ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 31, 2002, the Company issued approximately $1.9 million aggregate principal amount of Debentures to Charterhouse, which represented the quarterly payment-in-kind interest payment due with respect to $96.7 million aggregate principal amount of the Debentures previously issued to Charterhouse.

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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.1 Amendment No. 3, dated as of February 14, 2002, to Credit Agreement dated as of July 30, 2000 by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Financial Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           2001).

         10.2 Stock Purchase Agreement, dated as of January 16, 2002, by and among the Company, Auction Transport, Inc. and Manheim Services Corporation (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           2001).

    (b)  Reports on Form 8-K

         The Company filed the following report on Form 8-K during the quarterly period ended March 31, 2002.

         Current Report on Form 8-K, dated January 16, 2002 and filed January 19, 2002, to report under Item 5 that the Company had acquired the stock of Auction Transport, Inc., (formerly a subsidiary of Manheim Services Corporation).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED ROAD SERVICES, INC.
                                                    Registrant

Date: May 15, 2002                    /s/   Gerald R. Riordan
                                      ------------------------------------------
                                            Chief Executive Officer

                                      /s/   Patrick J. Fodale
                                      ------------------------------------------
                                            Chief Financial Officer