Form 10-Q
period 2002-06-30
UNITED ROAD SERVICES INC
filed 2002-08-14
CIK 1056562

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(MARK)

 [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                          OF 1934 FOR THE PERIOD ENDED
                                  JUNE 30, 2002



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


     As of August 14, 2002, the registrant had 2,086,475 shares of common stock issued and outstanding.

================================================================================

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
           Form 10-Q For The Three and Six Months Ended June 30, 2002

                  Index                                                                                Page
Part I.  - Financial Information

         Item 1   Condensed Consolidated Financial Statements
                  Condensed Consolidated Balance Sheets as of
                      June 30, 2002 and December 31, 2001                                                3

                  Condensed Consolidated Statements of Operations
                      For the Three and Six Months Ended June 30, 2002 and June 30, 2001                 4

                  Condensed Consolidated Statements of Cash Flows for
                      the Six Months Ended June 30, 2002 and June 30, 2001                               5

                  Notes to Condensed Consolidated Financial Statements                                   7

         Item 2   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                               13

         Item 3   Quantitative and Qualitative Disclosures about Market Risk                            21

Part II. - Other Information

         Item 2   Changes in Securities and Use of Proceeds                                             22

         Item 4   Submission of Matters to a Vote of Security Holders                                   22

         Item 6   Exhibits and Reports on Form 8-K                                                      22


Signatures                                                                                              23

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except share amounts and per share data)


ASSETS                                                                               June 30, 2002      December 31, 2001
                                                                                     -------------      -----------------
                                                                                      (Unaudited)
 Current assets:
         Cash and cash equivalents                                                   $       647                 1,696
         Trade receivables, net of allowance for doubtful
                    accounts of $1,281 at June 30, 2002
                    and $1,581 at December 31, 2001                                       17,948                18,219
         Other receivables                                                                 1,155                 1,293
         Prepaid licenses and fees                                                           930                   681
         Prepaid expenses and other current assets                                         8,428                 3,012
                                                                                     ------------          -------------
                  Total current assets                                                    29,108                24,901

 Vehicles and equipment, net                                                              66,530                66,111
 Deferred financing costs, net                                                             4,303                 4,800
 Goodwill, net                                                                            32,218                75,582
 Other non-current assets                                                                    809                   396
                                                                                     -----------           -----------
                  Total assets                                                       $   132,968               171,790
                                                                                     ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
         Current installments of obligations for capital leases                      $       112                   144
         Borrowings under credit facility                                                 35,691                37,436
         Accounts payable                                                                  7,854                 7,367
         Accrued expenses and other current liabilities                                   15,866                11,271
         Due to related parties                                                            1,500                 1,073
                                                                                     -----------           ------------
                  Total current liabilities                                               61,023                57,291

 Obligations for capital leases, excluding current installments                               29                    68
 Long-term debt                                                                           98,616                94,787
 Other long-term liabilities                                                               3,810                 2,422
 Deferred tax liabilities                                                                    671                    --
                                                                                     -----------           -----------
                  Total liabilities                                                      164,149               154,568
                                                                                     -----------           -----------

 Stockholders' equity (deficit):
         Preferred stock; $ 0.001 par value; 5,000,000 shares authorized;
           662,119 shares issued and outstanding at June 30, 2002
           and December 31, 2001                                                               1                     1
         Common stock; $0.01 par value; 35,000,000 shares
           authorized; 2,086,475 shares issued and outstanding
           at June 30, 2002 and December 31, 2001                                             21                    21
         Additional paid-in capital                                                      217,489               217,489
         Accumulated deficit                                                            (248,692)             (200,289)
                                                                                     -----------           -----------
                  Total stockholders' equity (deficit)                                   (31,181)               17,222
                                                                                     ------------          -----------
                  Total liabilities and stockholders' equity                        $    132,968               171,790
                                                                                     ===========           ===========


     See accompanying notes to condensed consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                               Three months ended                 Six months ended
                                                                    June 30,                           June 30,
                                                               2002          2001               2002           2001
                                                               ----          ----               ----           ----
Net revenue                                                $  64,455        57,870            125,564        116,739

Cost of revenue, excluding depreciation                       51,956        46,184            101,063         93,506
Selling, general and administrative expenses                   8,759         9,070             17,789         18,889
Amortization of goodwill                                           -           514                  -          1,031
Depreciation                                                   2,462         2,394              4,909          4,756
                                                           ---------     ---------          ---------      ---------

       Income (loss) from operations                           1,278          (292)             1,803         (1,443)

Other income (expense):
   Interest income                                                11            10                 93             23
   Interest expense                                           (2,749)       (2,851)            (5,455)        (5,727)
   Other                                                          31          (108)               177            (83)
                                                           ---------     ---------          ---------      ---------

       Loss before income taxes and cumulative
          effect of change in accounting principle            (1,429)       (3,241)            (3,382)        (7,230)

Income tax expense                                               109           147                849            292
                                                           ---------     ---------          ---------      ---------

         Loss before cumulative effect of
            change in accounting principle                    (1,538)       (3,388)            (4,231)        (7,522)

Cumulative effect of change in accounting
   principle                                                       -                -         (43,364)             -
                                                           ---------     ---------          ---------      ---------

         Net loss                                          $  (1,538)       (3,388)           (47,595)        (7,522)
                                                           =========     =========          =========      =========

Share amounts:

         Basic and diluted loss per share:

         Loss before cumulative effect of
            change in accounting principle                 $   (0.74)        (1.62)             (2.03)         (3.60)
                                                           =========     =========          =========      =========

         Net loss                                          $   (0.74)        (1.62)            (22.81)         (3.60)
                                                           =========     =========          =========      =========


         Weighted average shares outstanding               2,086,475     2,091,652          2,086,475      2,091,652
                                                           =========     =========          =========      =========






     See accompanying notes to condensed consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                  Six months ended
                                                                                                      June 30,

                                                                                               2002               2001
                                                                                               ----               ----

Net loss                                                                                   $(47,595)            (7,522)

Adjustments to reconcile net loss to net cash provided
   by operating activities:
         Depreciation and amortization                                                        5,406              6,275
         Cumulative effect of change in accounting principle                                 43,364                  -
         Provision for doubtful accounts                                                        403                480
         Deferred income taxes                                                                  692                  -
         Interest expense, paid-in-kind                                                       3,829              3,538
         Gain (loss) on sale of vehicles and equipment, net                                    (125)                80
         Changes in operating assets and liabilities, net of effects of acquisitions:
                    Increase in trade receivables                                              (132)              (522)
                    Decrease in other receivables                                               260                305
                    Increase in prepaid licenses and fees                                        (5)              (509)
                    Increase in prepaid expenses and other current assets                    (2,722)              (740)
                    Decrease in other non-current assets                                         87                 28
                    Increase (decrease) in accounts payable                                     487             (2,744)
                    Increase (decrease) in accrued expenses and other current liabilities     1,093               (331)
                    Decrease in other long-term liabilities                                    (328)               (33)
                                                                                           --------           --------
                        Net cash provided by (used in) operating activities                   4,714             (1,695)
                                                                                           --------           --------

Investing activities:
     Purchases of vehicles and equipment                                                     (5,278)            (4,080)
     Proceeds from sale of vehicles and equipment                                               404                958
     Amounts payable to related parties                                                         427                250
     Cash acquired in acquisition                                                               500                  -
                                                                                           --------           --------
                        Net cash used in investing activities                                (3,947)            (2,872)
                                                                                           --------           --------

Financing activities:
     Convertible preferred stock offering costs                                                   -                (81)
     Payments to be presented for funding, net                                                    -                479
     Net borrowings (repayment) on revolving credit facility                                 (1,745)             2,040
     Payments of deferred financing costs                                                         -               (215)
     Payments on capital leases                                                                 (71)              (100)
                                                                                           --------           --------
                        Net cash provided by (used in) financing activities                  (1,816)             2,123
                                                                                           --------           --------


Decrease in cash and cash equivalents                                                        (1,049)            (2,444)
Cash and cash equivalents at beginning of period                                              1,696              2,615
                                                                                           --------           --------
Cash and cash equivalents at end of period                                                 $    647                171
                                                                                           ========           ========

                                   (continued)

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (In thousands)
                                   (Unaudited)

                                                                                        Six months ended
                                                                                            June 30,

                                                                                    2002                2001
                                                                                    ----                ----
Supplemental disclosures of cash flow information:

         Cash paid (received) during the period for:

                  Interest                                                       $    1,130              1,772
                                                                                  =========          =========
                  Income tax expense, net of refunds                             $     (291)               134
                                                                                  =========          =========

Supplemental disclosure of non-cash investing and financing activity:

                  Increase in accumulated deficit for unpaid
                     cumulative dividend on preferred stock                      $      808                765
                                                                                  =========          =========

                  Acquired net assets, net of cash                               $      407                  -
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

         (b)      Organization and Business

                  The Company operates in two reportable operating segments: (1) transport and (2) towing. The transport segment provides transport services to a broad range of customers in the new and used vehicle markets. Revenue from transport services is derived according to pre-set rates based on mileage or a flat fee. Customers include automobile manufacturers, leasing and insurance companies, automobile auction companies, automobile dealers and individual motorists.

                  The towing segment provides towing, impounding, repossession and storing services, and performs lien sales and auctions of abandoned vehicles. In addition, the towing segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment. Revenue from towing services is principally derived from rates based on distance, time or fixed charges, and any related impound and storage fees. Customers of the towing division include automobile dealers, finance companies, repair shops and fleet operators, law enforcement agencies, municipalities and individual motorists.

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

                  The effect of options, warrants and convertible preferred stock have been excluded at June 30, 2002 and 2001, as the effect would be antidilutive. Additionally, shares issuable upon conversion of the convertible subordinated Debentures have been excluded at June 30, 2002 and 2001, as the effect would be antidilutive due to the adjustment (decrease in net loss) for interest expense.

                  At June 30, 2002, the Company had outstanding preferred stock convertible into 6,221,190 shares of common stock, stock options exercisable to purchase 293,038 shares of common stock, warrants exercisable to purchase 48,019 shares of common stock and subordinated Debentures convertible into 657,441 shares of common stock. At June 30, 2001, the Company had outstanding preferred stock convertible into 6,221,190 shares of common stock, stock options exercisable to purchase 310,913 shares of common stock, warrants exercisable to purchase 47,919 shares of common stock and subordinated Debentures convertible into 607,374 shares of common stock.

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

                  Upon adoption of SFAS No. 142, the Company recorded an impairment loss of $43,364 ($25,354 relating to the transport operating segment and $18,010 relating to the towing operating segment) as the cumulative effect of a change in accounting principle. This impairment primarily resulted from a change in the criteria for the measurement of impairment from an undiscounted to a discounted cash flow method and the classification on a reporting unit basis.

                  The following table presents reported net loss and loss per share adjusted for the goodwill impairment for the three and six months ended June 30, 2002 and 2001.


                                                                          Three months ended
                                                                               June 30,

                                                                          2002           2001
                                                                          ----           ----
                 Reported net loss ..............................     $  (1,538)        (3,388)
                 Amortization of goodwill, net of tax ...........             -            494
                                                                        -------        -------

                 Adjusted net loss ..............................     $  (1,538)        (2,894)
                                                                        =======        =======

                 Loss per share:
                 Reported net loss ..............................     $   (0.74)         (1.62)
                 Amortization of goodwill .......................             -           0.24
                                                                        -------        -------

                 Adjusted loss per share ........................     $   (0.74)         (1.37)
                                                                        =======        =======

                           UNITED ROAD SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                                    Six months ended
                                                                                         June 30,

                                                                                  2002             2001
                                                                                  ----             ----
         Reported net loss ............................................     $  (47,595)           (7,522)
         Amortization of goodwill, net of tax .........................              -             1,090
         Cumulative effect of change in accounting principle ..........         43,364                 -
                                                                              --------           -------

         Adjusted net loss ............................................     $   (4,231)           (6,439)
                                                                              ========           =======

         Loss per share:
         Reported net loss ............................................     $   (22.81)            (3.60)
         Amortization of goodwill                                                    -              0.52
         Cumulative effect of change in accounting principle ..........          20.78                 -
                                                                              --------           -------
         Adjusted loss per share ......................................     $    (2.03)            (3.08)
                                                                              ========           =======


         (g) Impact of Recently Issued Accounting Standards

             In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Other than vehicles and equipment, the Company does not maintain significant tangible long-lived assets. Therefore, management does not anticipate that the adoption of SFAS No. 143 will have a material financial impact on the Company's consolidated financial statements. The Company will continue to evaluate this conclusion.

             In July 2002, FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FASB No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is evaluating SFAS No. 146 and has not made a determination as to its impact on the Company's consolidated financial statements.

         (h) Reclassifications

             Certain reclassifications of the prior year's condensed consolidated financial statements have been made to conform to the current year presentation.

(2)      Debt

         In July 2000, the Company and its subsidiaries entered into a senior secured revolving credit facility (the "GE Capital Credit Facility") with a group of banks led by General Electric Capital Corporation ("GE Capital"). The GE Capital Credit Facility has a term of five years and a maximum borrowing capacity of $100,000. The facility includes a letter of credit sub-facility of up to $15,000. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of
         (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price or the invoiced purchase

                           UNITED ROAD SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                (In thousands, except share and per share data)
                                  (Unaudited)

         price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. The amount of borrowing capacity based on vehicles amortizes quarterly on a straight line basis over a period of 5 to 7 years. As of June 30, 2002, $35,691 was outstanding under the GE Capital Credit Facility, excluding letters of credit of $10,994, and an additional $8,059 was available for borrowing.

         The GE Capital Credit Facility requires the Company, among other things, to comply with certain financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum ratios of EBITDA to fixed charges and minimum levels of liquidity. If the Company fails to comply with the covenants in the GE Capital Credit Facility, the Company will be required to seek waivers, which may not be granted by the banks, or to enter into amendments to the GE Capital Credit Facility, which may contain more stringent conditions on the Company's borrowing capability or its activities, and may require the Company to pay substantial fees to the banks. If such waivers were not granted and the banks were to elect to accelerate repayment of outstanding balances under the GE Capital Credit Facility, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. If the banks were to accelerate repayment of amounts due under the GE Capital Credit Facility, it would cause a default under the Company's 8% Convertible Subordinated Debentures ("Debentures") issued to Charterhouse URS LLC ("Charterhouse"). In the event of a default under the Debentures, Charterhouse could accelerate repayment of all amounts outstanding under the Debentures, subject to the GE Capital Credit Facility banks' priority. In such event, repayment of the Debentures would be required only if the GE Capital Credit Facility was paid in full or the banks under the credit facility granted their express written consent.

         In June 2002, the Company renewed its property and casualty insurance programs. This renewal was funded through a premium financing arrangement requiring a payment of $1,363 at signing and $3,182 over the next nine months. At June 30, 2002, the Company has recorded prepaid insurance of $4,183 and accrued expenses and other current liabilities of $2,897. As a result, the Company was in technical default regarding a covenant in the Credit Facility. On August 13, 2002, the bank group amended the Credit Facility and waived the related event of default.

         On June 30, 2002, the Company issued approximately $1,934 aggregate principal amount of Debentures to Charterhouse, which represented the quarterly payment-in-kind interest payment due with respect to $96,682 aggregate principal amount of Debentures previously issued to Charterhouse.

(3)      Segment and Related Information

         The Company's divisions operate under a common management structure that evaluates each division's performance. The Company's divisions have been aggregated into two reportable segments: (1) transport and
         (2) towing. The reportable segments are considered by management to be strategic business units that offer different services and each of whose respective long-term financial performance is affected by similar economic conditions.

         The transport segment provides transport services to a broad range of customers in the new and used vehicle markets. The towing segment provides towing, impounding and storage services for motor vehicles, lien sales and auto auctions of abandoned vehicles. In addition, the towing segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment. The accounting policies of each of the segments are the same as those of the Company, as outlined in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts have been reclassified for consistent presentation. The Company evaluates the performance of its operating segments through an evaluation of the Company's income (loss) from operations. Accordingly, the Company's summarized segment financial information is presented below on the basis of income (loss) from

                           UNITED ROAD SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                (In thousands, except share and per share data)
                                  (Unaudited)

         operations for the three and six month periods ended June 30, 2002 and 2001. Inter-segment revenues and transfers are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following tables:

         Three months ended June 30, 2002
         --------------------------------

                                                           Transport          Towing           Other             Total
                                                           ---------          ------           -----             -----
          Net revenues                                    $   43,343           21,112              -            64,455
          Cost of revenue, including depreciation             37,691           16,727              -            54,418
          Income (loss) from operations                        1,540            1,765        (2,027)             1,278


         Three months ended June 30, 2001
         --------------------------------

                                                           Transport          Towing           Other             Total
                                                           ---------          ------           -----             -----

         Net revenues                                     $   35,680           22,190              -            57,870
         Cost of revenue, including depreciation              30,455           18,123              -            48,578
         Income (loss) from operations                         1,355              940        (2,587)             (292)


         The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals:

                                                                                               Three months ended
                                                                                                    June 30,

         Reconciliation of loss before income taxes and cumulative effect
           of change in accounting principle:                                                 2002               2001
                                                                                              ----               ----
              Total income from operations from reportable segments:
                  Transport                                                            $     1,540              1,355
                  Towing                                                                     1,765                940
              Interest expense, net                                                        (2,738)             (2,841)
              Other selling, general and administrative costs                              (2,027)             (2,587)
              Other expense                                                                     31               (108)
                                                                                         ---------          ---------
              Loss before income taxes and cumulative effect of change in
                accounting principle                                                   $   (1,429)             (3,241)
                                                                                         =========          =========

         Six months ended June 30, 2002
         ------------------------------

                                                           Transport          Towing           Other             Total
                                                           ---------          ------           -----             -----
          Net revenues                                    $   83,643           41,921              -           125,564
          Cost of revenue, including depreciation             73,132           32,840              -           105,972
          Income (loss) from operations                        2,535            3,667        (4,399)             1,803

         Six months ended June 30, 2001
         ------------------------------

                                                           Transport          Towing           Other             Total
                                                           ---------          ------           -----             -----

         Net revenues                                     $   71,167           45,572              -           116,739
         Cost of revenue, including depreciation              61,409           36,853              -            98,262
         Income (loss) from operations                         2,048            2,252        (5,743)           (1,443)

                           UNITED ROAD SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                (In thousands, except share and per share data)
                                  (Unaudited)

         The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals:

                                                                                                Six months ended
                                                                                                    June 30,

         Reconciliation of loss before income taxes and cumulative effect
           of change in accounting principle:                                                 2002               2001
                                                                                              ----               ----
              Total income from operations from reportable segments:
                  Transport                                                            $     2,535              2,048
                  Towing                                                                     3,667              2,252
              Interest expense, net                                                        (5,362)             (5,704)
              Other selling, general and administrative costs                              (4,399)             (5,743)
              Other expense                                                                    177                (83)
                                                                                         ---------          ---------
              Loss before income taxes and cumulative effect of change in
                accounting principle                                                   $   (3,382)             (7,230)
                                                                                         =========          =========


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

Forward-Looking Statements

From time to time, in written reports and oral statements, management may discuss its expectations regarding the Company's future performance. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or other actions taken or to be taken by the Company, including the impact of such plans, strategies or actions on the Company's results of operations or components thereof, projected or anticipated benefits from operational changes, acquisitions or dispositions made or to be made by the Company, or projections, involving anticipated revenues, costs, earnings or other aspects of the Company's results of operations. The words "expect," "believe," "anticipate," "project," "estimate," "intend" and similar expressions, and their opposites, are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance but rather are based on currently available competitive, financial and economic data and management's operating plans. These forward-looking statements involve risks and uncertainties that could render actual results materially different from management's expectations. Such risks and uncertainties include, without limitation, risks related to the Company's limited operating history and its ability to integrate acquired companies, risks related to the Company's ability to successfully improve the profitability of its acquired businesses, the availability of capital to fund operations, including expenditures for new and replacement equipment, risks related to the adequacy, functionality, sufficiency and cost of the Company's information systems, the loss of significant customers and contracts, changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety, potential exposure to environmental and other unknown or contingent liabilities, risks associated with the Company's labor relations, risks related to the adequacy of the Company's insurance, changes in the general level of demand for towing and transport services, price changes in response to competitive factors, risks related to fuel, insurance, labor and other operating costs, risks related to the loss of key personnel and the Company's ability to maintain an adequate skilled labor force, seasonal and other event-driven variations in the demand for towing and transport services, risks resulting from the over-the-counter trading of the Company's common stock, general economic conditions, and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (the "Risk Factors"). All statements herein that are not statements of historical fact are forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that those expectations will prove to have been correct. All written forward-looking statements by or attributable to management in this Report are expressly qualified in their entirety by the Risk Factors. Investors must recognize that events could turn out to be significantly different from what management currently expects.

Overview

The Company operates in two reportable operating segments: (1) transport and (2) towing. Through its transport segment, the Company provides transport services for new and used vehicles to a broad range of customers throughout the United States. Through its towing segment, the Company provides a variety of towing services in its local markets, including towing, impounding and storing motor vehicles, conducting lien sales and auctions of abandoned vehicles, towing heavy equipment and towing heavy-duty commercial and recreational vehicles. The Company's customers include commercial entities, such as automobile manufacturers, automobile leasing companies, insurance companies, automobile auction companies, automobile dealers, repair shops and fleet operators; law enforcement agencies such as police, sheriff and highway patrol departments; and individual motorists.

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

In the case of law enforcement and private impound towing, payment is obtained either from the owner of the impounded vehicle when the owner claims the vehicle or from the proceeds of lien sales, scrap sales or auctions. In the case of the Company's other operations, customers are billed upon completion of services provided, with payment generally due within 30 days. Revenue is recognized as follows: towing revenue is recognized at the completion of each engagement; transport revenue is recognized upon the delivery of the vehicle or equipment to its final destination; revenue from lien sales or auctions is recognized when title to the vehicle has been transferred; and revenue from scrap sales is recognized when the scrap metal is sold. Expenses related to the generation of revenue are recognized as incurred.

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

Between May 1998 and May 1999, the Company acquired a total of 56 towing, recovery and transport service businesses. During the third quarter of 1999, the Company made the strategic decision not to pursue its acquisition program in order to allow the Company to focus primarily on integrating and profitably operating its acquired businesses. Prior to the Company's acquisition of Auction Transport, Inc. ("ATI") in January 2002, the Company had not completed any acquisitions since May 5, 1999. The goal of the Company's revised business strategy is to improve the operational efficiency and profitability of its existing businesses in order to build a stable platform for future growth. As part of this business strategy, the Company has closed, consolidated or sold several operating locations. As of June 30, 2002, the Company operated a network of 13 transport divisions and 17 towing divisions located in a total of 26 states.

Management's discussion and analysis addresses the Company's historical results of operations as shown in its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2002 and 2001.

In the second quarter of 2001 the Company sold one towing division and closed three transport divisions and allocated certain equipment to other divisions. In the third quarter of 2001 the Company closed one towing division. In the fourth quarter of 2001 the Company sold one towing division. The transport closures effected in the second quarter of 2001 were designed to combine certain management dispatch and administrative functions, while maintaining existing vehicle fleets. In the first quarter of 2002 the Company acquired ATI, a transport business. The Company's operating results for the three and six months ended June 30, 2002 include the operating results of ATI from the date of acquisition and do not include the operating results of the divisions sold or closed in 2001. The results of the divisions sold and closed during 2001 are included for the three and six months ended June 30, 2001 through the date of sale or closure. The Company's revenue, cost of revenue and selling, general and administrative expenses were also affected by the closures, reallocations and acquisition described above that occurred during 2001 and 2002, as described more fully below.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles and related disclosure requires management to make estimates and assumptions that affect:

o   the amounts reported for assets and liabilities;
o the disclosure of contingent assets and liabilities at the date of the financial statements; and
o   the amounts reported for revenues and expenses during the reporting period.


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

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Revenue. Net revenue increased $6.6 million, or 11.4%, from $57.9 million for the three months ended June 30, 2001 to $64.5 million for the three months ended June 30, 2002. Of the net revenue for the three months ended June 30, 2002, 67.1% related to transport services and 32.9% related to towing services. Transport net revenue increased $7.6 million, or 21.3%, from $35.7 million for the three months ended June 30, 2001 to $43.3 million for the three months ended June 30, 2002. The increase in transport net revenue was primarily due to the acquisition of ATI in the first quarter 2002, offset, in part, by the closure of three transport divisions in the second quarter of 2001 and the weak performance of the majority of the Company's used and specialty vehicle transport businesses due to the decreased demand for these vehicle transport services as compared to the prior year. Towing net revenue decreased $1.1 million, or 5.0%, from $22.2 million for the three months ended June 30, 2001 to $21.1 million for the three months ended June 30, 2002. The decrease in towing net revenue was primarily due to the closure of one towing division and the sale of two other towing divisions during 2001 offset, in part, by the strong performance of several of the Company's towing divisions due to increased demand for towing services as compared to the prior year.

     Cost of Revenue. Cost of revenue, including depreciation, increased $5.8 million, or 11.9%, from $48.6 million for the three months ended June 30, 2001 to $54.4 million for the three months ended June 30, 2002. Transport cost of revenue increased $7.2 million, or 23.6%, from $30.5 million for the three months ended June 30, 2001 to $37.7 million for the three months ended June 30, 2002. The principal components of the increase in transport cost of revenue consisted of an increase in costs of subcontractors and brokers of $3.4 million, an increase in transport operating labor costs of $2.3 million, an increase in equipment rental expense of $680,000, an increase in vehicle maintenance expense of $282,000 and an increase in insurance expense of $263,000 (each of which was due, in part, to the acquisition of ATI in the first quarter of 2002). Towing cost of revenue decreased $1.4 million, or 7.7%, from $18.1 million for the three months ended June 30, 2001 to $16.7 million for the three months ended June 30, 2002. The principal components of the decrease in towing cost of revenue consisted of a decrease in costs of independent contractors, brokers and subcontractors of $1.2 million, a decrease in vehicle maintenance expense of $265,000, a decrease in fuel costs of $218,000, and a decrease in occupancy costs of $95,000 (each of which was due, in part, to the closure of one towing division and the sale of two other towing divisions during 2001), offset, in part, by an increase in scrap car purchases of $209,000 and an increase in labor costs of $97,000.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $311,000, or 3.4%, from $9.1 million for the three months ended June 30, 2001 to $8.8 million for the three months ended June 30, 2002. Transport selling, general and administrative expenses increased $494,000, or 13.7%, from $3.6 million for the three months ended June 30, 2001 to $4.1 million for the three months ended June 30, 2002. The principal components of the increase in transport selling, general and administrative expenses consisted of an increase in wages and benefits of $285,000, an increase in computer and telecommunication expenses of $156,000 and an increase in travel related expenses of $112,000 (each of which was due, in part, to the acquisition of ATI in the first quarter of 2002) offset, in part, by a decrease in professional fees of $118,000. Towing selling, general and administrative expenses decreased $245,000, or 8.6%, from $2.9 million for the three months ended June 30, 2001 to $2.6 million for the three months ended June 30, 2002. The principal components of the decrease in towing selling, general and administrative expenses consisted of a decrease in wages and benefits of $316,000 and a decrease in bad debt expense of $50,000, (each of which was due, in part, to the sale of two towing and recovery divisions and the closure of another towing division during 2001) offset, in part, by an increase in professional fees of $140,000.

Corporate selling, general and administrative expenses decreased $560,000, or 21.7%, from $2.6 million for the three months ended June 30, 2001 to $2.0 million for the three months ended June 30, 2002. The decrease in corporate selling, general and administrative expenses was primarily due to a decrease in wages and benefits expense of $135,000, a decrease in computer and telecommunication expense of $123,000, a decrease in professional fees of $95,000, and a decrease in other miscellaneous administrative expenses of $124,000.

Amortization of Goodwill. Amortization of goodwill decreased $514,000, or 100.0%, from $514,000 for the three months ended June 30, 2001 to $0 for the three months ended June 30, 2002. The decrease is due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. The Company's goodwill is no longer subject to amortization under the provisions of SFAS No. 142.

Income (Loss) from Operations. Income from operations increased $1.6 million, from a loss of $292,000 for the three months ended June 30, 2001 to income of $1.3 million for the three months ended June 30, 2002. Transport income from operations increased $185,000, from $1.4 million for the three months ended June 30, 2001 to $1.5 million for the three months ended June 30, 2002. The increase in transport income from operations was primarily due to an increase in transport revenue and a decrease in amortization of goodwill, offset, in part, by increased cost of revenue and selling, general and administrative expenses related to the operation of the transport business segment as described above. Towing income from operations increased $861,000, from $940,000 for the three months ended June 30, 2001 to $1.8 million for the three months ended June 30, 2002. The increase in towing income from operations was primarily due to a decline in cost of revenue, amortization of goodwill and selling, general and administrative expenses, offset, in part, by a decline in towing revenue.

Interest Expense, net. Interest expense decreased $102,000, or 3.6%, from $2.9 million for the three months ended June 30, 2001 to $2.8 million for the three months ended June 30, 2002. Interest income increased $1,000, or 10.0%, from $10,000 for the three months ended June 30, 2001 to $11,000 for the three months ended June 30, 2002. The decrease in interest expense, net was primarily related to an effective interest rate of approximately 8.3% in the second quarter of 2001 as compared to an effective rate of approximately 8.0% in the second quarter of 2002.

Income Tax Expense. Income tax expense decreased $38,000, from $147,000 for the three months ended June 30, 2001 to $109,000 for the three months ended June 30, 2002. The decrease in income tax expense was primarily due to a decrease in estimated taxable income offset by the increase in the valuation allowance relating to the Company's net operating loss carry forwards as a result of the non-amortization of goodwill under SFAS No. 142.

Net Loss. Net loss decreased $1.9 million from $3.4 million for the three months ended June 30, 2001 to $1.5 million for the three months ended June 30, 2002. The decrease in net loss related to the increase in income from operations of $1.9 million.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net Revenue. Net revenue increased $8.9 million, or 7.6%, from $116.7 million for the six months ended June 30, 2001 to $125.6 million for the six months ended March 31, 2002. Of the net revenue for the six months ended June 30, 2002, 66.6% related to transport services and 33.4% related to towing services. Transport net revenue increased $12.4 million, or 17.4%, from $71.2 million for the six months ended June 30, 2001 to $83.6 million for the six months ended June 30, 2002. The increase in transport net revenue was primarily due to the acquisition of ATI in the first quarter 2002, offset, in part, by the closure of three transport divisions in the second quarter of 2001 and the weak performance of the majority of the Company's used and specialty vehicle transport businesses due to the decreased demand for these vehicle transport services as compared to the prior year. Towing net revenue decreased $3.7 million, or 8.1%, from $45.6 million for the six months ended June 30, 2001 to $41.9 million for the six months ended June 30, 2002. The decrease in towing net revenue was primarily due to the closure of one towing division and the sale of two other towing divisions during 2001 offset, in part, by the strong performance of several of the Company's towing divisions due to increased demand for towing services as compared to the prior year.

Cost of Revenue. Cost of revenue, including depreciation, increased $7.7 million, or 7.8%, from $98.3 million for the six months ended June 30, 2001 to $106.0 million for the six months ended June 30, 2002. Transport cost of revenue increased $11.7 million, or 19.0%, from $61.4 million for the six months ended June 30, 2001 to $73.1 million for the six months ended June 30, 2002. The principal components of the increase in transport cost of revenue consisted of an increase in costs of subcontractors and brokers of $6.2 million, an increase in transport operating labor costs of $3.7 million and an increase in equipment rental of $1.2 million (each of which was due, in part, to the acquisition of ATI in the first quarter of 2002). Towing cost of revenue decreased $4.1 million, or 11.1%, from $36.9 million for the six months ended June 30, 2001 to $32.8 million for the six months ended June 30, 2002. The principal components of the decrease in towing cost of revenue consisted of a decrease in costs of independent contractors, brokers and subcontractors of $2.5 million, a decrease in fuel costs of $577,000, a decrease in vehicle maintenance expense of $610,000, a decrease in towing operating labor costs of $235,000 and a decrease in occupancy costs of $191,000 (each of which was due, in part, to the sale of two towing divisions and the closure of another towing division during 2001).

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.1 million, or 5.8%, from $18.9 million for the six months ended June 30, 2001 to $17.8 million for the six months ended June 30, 2002. Transport selling, general and administrative expenses increased $773,000, or 10.7%, from $7.2 million for the six months ended June 30, 2001 to $8.0 million for the six months ended June 30, 2002. The principal components of the increase in transport selling, general and administrative expenses consisted of an increase in wages and benefits of $322,000, an increase in computer and telecommunication expenses of $257,000, and an increase in travel related expenses of $177,000 (each of which was due, in part, to the acquisition of ATI in the first quarter of 2002). Towing selling, general and administrative expenses decreased $529,000, or 8.9%, from $5.9 million for the six months ended June 30, 2001 to $5.4 million for the six months ended June 30, 2002. The principal components of the decrease in towing selling, general and administrative expenses consisted of a decrease in wages and benefits of $546,000 and a decrease in bad debt expense of $132,000 (each of which was due, in part, to the sale of two towing divisions and the closure of another towing and recovery division during 2001) offset, in part, by an increase in professional fees of $190,000.

Corporate selling, general and administrative expenses decreased $1.3 million, or 22.8%, from $5.7 million for the six months ended June 30, 2001 to $4.4 million for the six months ended June 30, 2002. The decrease in corporate selling, general and administrative expenses was primarily due to a decrease in professional fees of $487,000, a decrease in computer and telecommunication expense of $322,000, a decrease in wages and benefits expense of $212,000 and a decrease in other miscellaneous administrative expenses of $157,000.

Amortization of Goodwill. Amortization of goodwill decreased $1.0 million, or 100.0%, from $1.0 million for the six months ended June 30, 2001 to $0 for the six months ended June 30, 2002. The decrease is due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. The Company's goodwill is no longer subject to amortization under the provisions of SFAS No. 142.

Income (Loss) from Operations. Income from operations increased $3.2 million, from a loss of $1.4 million for the six months ended June 30, 2001 to income of $1.8 million for the six months ended June 30, 2002. Transport income from operations increased $487,000, or 23.8%, from $2.0 million the six months ended June 30, 2001 to $2.5 million for the six months ended June 30, 2002. The increase in transport income from operations was primarily due to an increase in transport revenue and a decrease in amortization of goodwill, offset, in part, by increased cost of revenue and selling, general and administrative expenses related to the operation of the transport business segment as described above. Towing income from operations increased $1.3 million, or 56.5%, from $2.3 million for the six months ended June 30, 2001 to $3.7 million for the six months ended June 30, 2002. The increase in towing income from operations was primarily due to a decrease in cost of revenue, amortization of goodwill and selling, general and administrative expenses, offset, in part, by a decline in towing revenue.

Interest Expense, net. Interest expense decreased $272,000, or 4.8%, from $5.7 million for the six months ended June 30, 2001 to $5.4 million for the six months ended June 30, 2002. Interest income increased $70,000, from $23,000 for the six months ended June 30, 2001, to $93,000 for the six months ended June 30, 2002. The decrease in interest expense, net was primarily related to an effective interest rate of approximately 8.5% in the first six months of 2001 as compared to an effective rate of approximately 8.0% in the first six months of 2002.

Income Tax Expense. Income tax expense increased $557,000, from $292,000 for the six months ended June 30, 2001 to $849,000 for the six months ended June 30, 2002. The increase in income tax expense was primarily due to the increase in the valuation allowance relating to the Company's net operating loss carry forwards as a result of the non-amortization of goodwill under SFAS No. 142.

Cumulative Effect of Change in Accounting Principle. The cumulative effect of change in accounting principle related to the impairment of goodwill under SFAS No. 142 was $43.4 million for the six months ended June 30, 2002. Of the total cumulative effect of change in accounting principle $26.0 million was related to the transport operating segment and $17.4 million was related to the towing operating segment.

Net Loss. Net loss increased $40.1 million from $7.5 million for the six months ended June 30, 2001 to $47.6 million for the six months ended June 30, 2002. The increase in net loss related to the cumulative effect of change in accounting principle of $44.0 million, offset, in part, by increased income from operations of $3.2 million.

Liquidity and Capital Resources

As of June 30, 2002, the Company had approximately:

    o $647,000 of cash and cash equivalents (representing deposits in transit to GE Capital, as agent under the Company's revolving credit facility) and another $8.1 million available for borrowing under the revolving credit facility,

    o a working capital deficit of approximately $31.9 million (including the $35.7 million outstanding under the Company's revolving credit facility which, due to the factors described in note 2 to the Company's consolidated financial statements included within the 2001 Annual Report on Form 10-K, is reflected as a current liability), and

    o $98.6 million of outstanding long-term indebtedness, excluding current installments.

During the six months ended June 30, 2002, the Company provided $4.7 million in cash from operations. Cash provided by operating activities consisted primarily of a net loss of $47.6 million (offset by $43.4 million related to the cumulative effect of change in accounting principle and $9.2 million of non-cash depreciation, amortization and interest charges), and a decrease in accrued expenses of $1.8 million. During the six months ended June 30, 2002, the Company used $3.9 million of cash in investing activities and used $1.8 million of cash from financing activities. Investing activities consisted primarily of $5.3 million of purchases of vehicles and equipment, offset by $404,000 in proceeds from the sale of vehicles and equipment and $500,000 received in connection with the ATI acquisition. Financing activities consisted primarily of net repayments under the GE Capital Credit Facility of $1.7 million.

     In July 2000, the Company and its subsidiaries entered into a revolving credit facility with a group of banks for which GE Capital acts as agent. The revolving credit facility has a term of five years and a maximum borrowing capacity of $100 million. The facility includes a letter of credit subfacility of up to $15 million. The Company's borrowing capacity under the revolving credit facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price and the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. The amount of availability based on vehicles amortizes on a straight line basis over a period of five to seven years. Under the revolving credit facility, the banks have the right to conduct an annual appraisal of the Company's vehicles. All cash receipts are forwarded to GE Capital on a daily basis to pay down the revolver balance, and working capital and expenditure needs are funded through daily borrowings. As of June 30, 2002, approximately $35.7 million was outstanding under the revolving credit facility (excluding letters of credit of approximately $11.0 million) and an additional $8.1 million was available for borrowing.

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

The Company currently finances its working capital requirements through cash flow from operations and borrowings under its revolving credit facility. The revolving credit facility requires the Company, among other things, to comply with certain financial covenants, including minimum levels of EBITDA, minimum ratios of EBITDA to fixed charges and minimum levels of liquidity. If the Company fails to comply with the covenants in its revolving credit facility, the Company will be required to seek waivers, which may not be granted by the banks, or to enter into amendments to the credit facility which may contain more stringent conditions on the Company's borrowing capability or its activities, and may require the Company to pay substantial fees to the banks. If such waivers were not granted, the Company would not be able to borrow funds to finance its working capital requirement and would thus be required to obtain capital from other sources (including sales of additional debt or equity securities or sales of assets), to meet its liquidity needs, which may not be possible. In addition, if such waivers were not granted, the banks could elect to accelerate repayment of outstanding balances under the credit facility, in which case the Company would be required to refinance its debt or obtain capital from other sources (including sales of additional debt or equity securities or sales of assets), in order to meet its repayment obligations, which may not be possible. If the banks were to accelerate repayment of amounts due under the credit facility, it would cause a default under the Debentures issued to Charterhouse. In the event of a default under the Debentures, Charterhouse could accelerate repayment of all amounts outstanding under the Debentures, subject to the credit facility banks' priority. In such event, repayment of the Debentures would be required only if the revolving credit facility was paid in full or the banks under the revolving credit facility granted their express written consent.

In June 2002, the Company renewed its property and casualty insurance programs. This renewal was funded through a premium financing arrangement requiring a payment of $1.4 million at signing and $3.2 million over the next nine months. At June 30, 2002, the Company has recorded prepaid insurance of $4.2 million and accrued expenses and other current liabilities of $2.9 million. As a result, the Company was in technical default regarding a covenant in the revolving credit facility. On August 13, 2002, the bank group amended the revolving credit facility and waived the related event of default.

The Company finances a portion of its operations through operating leases. These leases relate to transport and towing vehicles, equipment (including information systems) and real property used by the Company to conduct its business. The terms of the Company's operating leases range from one to twenty years and certain lease agreements provide for price escalations.

In the normal course of its business, the Company is a party to letters of credit which are not reflected in the Company's consolidated balance sheets. Such letters of credit are valued based on the amount of exposure under the instrument and the likelihood of performance being requested. At June 30, 2002, the Company had letters of credit outstanding in the aggregate amount of $11.0 million. As of June 30, 2002, no claims had been made against such letters of credit, and management does not expect any material losses resulting from these off-balance sheet instruments.

The Company spent approximately $5.3 million on purchases of vehicles and equipment during the six months ended June 30, 2002. These expenditures were primarily for the purchase of transport and towing vehicles. During the six months ended June 30, 2002, the Company made expenditures of $1.8 million on towing vehicles and $3.1 million on transport vehicles. These expenditures were financed primarily with borrowings under the GE Capital Credit Facility. In March 2000, the Company committed to purchase 60 vehicles from a vehicle manufacturer. As of June 30, 2002, 41 of the 60 vehicles subject to the commitment had been delivered (with a total purchase price of $6.8 million) and a deposit of $1.6 million had been applied to such purchases. As of the date of this report, the Company does not believe that it remains committed to purchase the remaining 19 vehicles.

In connection with the Company's July 2000 sale of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to Blue Truck Acquisition, LLC ("Blue Truck"), an affiliate of KPS Special Situations Fund, L.P. ("KPS") (such transaction, the "KPS Transaction"), the Company agreed to pay KPS Management LLC, an affiliate of KPS, an annual management fee of $1.0 million, which may be lowered to $500,000 and then to zero based upon the amount of Series A Preferred Stock held by Blue Truck and its permitted transferees. As of the date of this report, the Company has not paid KPS management the management fees earned during 2001 and the first six months of 2002. The Company has recorded the unpaid amount of the fee ($1.5 million) as an accrued liability in the accompanying balance sheet.

In connection with the KPS Transaction, the Company agreed to pay four of its senior executives an aggregate amount of approximately $430,000 on each of the first and second anniversaries of the KPS Transaction as long as the executives remained employed with the Company on such dates. In July 2001 and 2002, the Company made the required payments.

During the past three years, the Company has experienced decreases in its cash flow from operations and is continually exploring opportunities to improve its profitability, including, but not limited to, the closure or divestiture of unprofitable divisions, consolidation of operating locations, reduction of operating costs and the marketing of towing and transport services to new customers in strategic market locations. The Company currently expects to be able to fund its liquidity needs for the next twelve months through cash flow from operations and borrowings of amounts available under its revolving credit facility.

Seasonality

The Company may experience significant fluctuations in its quarterly operating results due to seasonal and other variations in the demand for towing and transport services. Specifically, the demand for towing services is generally highest in extreme or inclement weather, such as heat, cold, rain and snow. Although the demand for automobile transport tends to be strongest in the months with the mildest weather, since extreme or inclement weather tends to slow the delivery of vehicles, the demand for automobile transport is also a function of the timing and volume of lease originations, new car model changeovers, dealer inventories and new and used auto sales.

Fluctuations in Operating Results and Inflation

The Company's future operating results may be adversely affected by (i) the availability of capital to fund operations, including expenditures for new and replacement equipment, (ii) the Company's success in improving its operating efficiency and profitability and in integrating its acquired businesses, (iii) the loss of significant customers or contracts, (iv) the timing of expenditures for new equipment and the disposition of used equipment, (v) changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety, (vi) changes in the general level of demand for towing and transport services, (vii) price changes in response to competitive factors, (viii) event-driven variations in the demand for towing and transport services, (ix) fluctuations in fuel, insurance, labor and other operating costs and (x) general economic conditions. As a result, operating results from any one quarter should not be relied upon as an indication or guarantee of performance in future quarters.

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

PART II  OTHER INFORMATION
         -----------------


ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On June 30, 2002, the Company issued approximately $1.9 million aggregate principal amount of Debentures to Charterhouse, which represented the quarterly payment-in-kind interest payment due with respect to $96.7 million aggregate principal amount of the Debentures previously issued to Charterhouse.

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of the stockholders of the Company was held on June 6, 2002.

     (b) At the annual meeting, Gerald R. Riordan, A. Lawrence Fagan, Michael G. Psaros, and Stephen W. Presser were elected as Class I directors of the Company for terms expiring at the Company's 2005 annual meeting. Edward W. Morawski, Kenneth K. Fisher, Eugene J. Keilin and Brian J. Riley continue to serve as Class III directors with terms expiring at the Company's 2004 annual meeting. David P. Shapiro, Raquel V. Palmer and Joseph S. Rhodes continue to serve as Class II directors with terms expiring at the Company's 2003 annual meeting.

     (c) Set forth below is the tabulation of the votes at the annual meeting with respect to the election of the Class I directors:

Director                           Votes For                    Votes Withheld
--------                           ---------                    --------------

Gerald Riordan                     1,379,015 (1)                78,080 (1)

A. Lawrence Fagan                  1,379,015 (1)                78,080 (1)

Michael G. Psaros                  662,119 (2)                  0 (2)

Stephen W. Presser                 662,119 (2)                  0 (2)

---------------
(1)    Shares of Common Stock
(2)    Shares of Series A Preferred Stock

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         99.1   Executive Certification

     (b) Reports on 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    UNITED ROAD SERVICES, INC.
                                                            Registrant

Date: August 14, 2002                     /s/ Gerald R. Riordan
                                          ------------------------------------
                                                Chief Executive Officer

                                          /s/ Patrick J. Fodale
                                          ----------------------------------
                                                Chief Financial Officer