Form 10-Q
period 2002-09-30
UNITED ROAD SERVICES INC
filed 2002-11-14
CIK 1056562

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(MARK)

   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                          OF 1934 FOR THE PERIOD ENDED
                               SEPTEMBER 30, 2002

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

                               Yes  X                 No ___
                                   ---

     As of November 14, 2002, the registrant had 2,086,475 shares of common stock issued and outstanding.

================================================================================

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
        Form 10-Q For The Three and Nine Months Ended September 30, 2002





             Index                                                          Page

Part I. - Financial Information

     Item 1   Condensed Consolidated Financial Statements
              Condensed Consolidated Balance Sheets as of
                  September 30, 2002 and December 31, 2001                     3

              Condensed Consolidated Statements of Operations
                  For the Three and Nine Months Ended September
                  30, 2002 and September 30, 2001                              4

              Condensed Consolidated Statements of Cash Flows for
                  the Nine Months Ended September 30, 2002 and
                  September 30, 2001                                           5

              Notes to Condensed Consolidated Financial Statements             7

     Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         13

     Item 3   Quantitative and Qualitative Disclosures about
              Market Risk                                                     21

     Item 4   Controls and Procedures                                         21


Part II. - Other Information

     Item 2   Changes in Securities and Use of Proceeds                       22

     Item 3   Default upon Senior Securities                                  22

     Item 6   Exhibits and Reports on Form 8-K                                22

Signatures                                                                    23

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except share amounts and per share data)

ASSETS                                                                           September 30, 2002     December 31, 2001
                                                                                 -----------------      -----------------
                                                                                    (Unaudited)
 Current assets:
         Cash and cash equivalents                                                   $     710                 1,696
         Trade receivables, net of allowance for doubtful
                    accounts of $1,141 at September 30, 2002
                    and $1,581 at December 31, 2001                                     17,549                18,219
         Other receivables                                                               1,318                 1,293
         Prepaid licenses and fees                                                         843                   681
         Prepaid expenses and other current assets                                       6,814                 3,012
                                                                                     ---------             ---------
                  Total current assets                                                  27,234                24,901

 Vehicles and equipment, net                                                            67,380                66,111
 Deferred financing costs, net                                                           3,617                 4,800
 Goodwill, net                                                                          32,218                75,582
 Other non-current assets                                                                  731                   396
                                                                                     ---------             ---------
                  Total assets                                                       $ 131,180               171,790
                                                                                     =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
         Current installments of obligations for capital leases                      $     107                   144
         Borrowings under credit facility                                               34,982                37,436
         Accounts payable                                                               10,839                 7,367
         Accrued expenses and other current liabilities                                 14,183                11,271
         Due to related parties                                                          1,750                 1,073
                                                                                     ---------             ---------
                  Total current liabilities                                             61,861                57,291

 Obligations for capital leases, excluding current installments                             93                    68
 Long-term debt                                                                        100,588                94,787
 Other long-term liabilities                                                             4,105                 2,422
 Deferred tax liabilities                                                                  764                    --
                                                                                     ---------             ---------
                  Total liabilities                                                    167,411               154,568
                                                                                     ---------             ---------

 Stockholders' equity (deficit):
         Preferred stock; $ 0.001 par value; 5,000,000 shares authorized;
           662,119 shares issued and outstanding at September 30, 2002
           and December 31, 2001                                                             1                     1
         Common stock; $0.01 par value; 35,000,000 shares
           authorized; 2,086,475 shares issued and outstanding
           at September 30, 2002 and December 31, 2001                                      21                    21
         Additional paid-in capital                                                    217,489               217,489
         Accumulated deficit                                                          (253,742)             (200,289)
                                                                                     ---------             ---------
                  Total stockholders' equity (deficit)                                 (36,231)               17,222
                                                                                     ---------             ---------
                  Total liabilities and stockholders' equity                         $ 131,180               171,790
                                                                                     =========             =========

     See accompanying notes to condensed consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                            Three months ended             Nine months ended
                                                              September 30,                  September 30,
                                                           2002          2001               2002         2001
                                                           ----          ----               ----         ----
Net revenue                                             $  62,899         55,923           188,463       172,662

Cost of revenue, excluding depreciation                    52,224         45,336           153,286       138,842
Amortization of goodwill                                        -            516                 -         1,547
Depreciation                                                2,770          2,637             7,680         7,393
Selling, general and administrative expenses                9,102          8,700            26,891        27,589
                                                        -----------    ----------       -----------   -----------

       Income (loss) from operations                       (1,197)        (1,266)              606        (2,709)

Other income (expense):
   Interest income                                              6             13               105            37
   Interest expense                                        (3,341)        (2,766)           (8,802)       (8,494)
   Other                                                      100             31               277           (52)
                                                        -----------   -----------       -----------   -----------

       Loss before income taxes and cumulative
          effect of change in accounting principle         (4,432)        (3,988)           (7,814)      (11,218)

Income tax expense (benefit)                                  204         (1,102)            1,053          (810)
                                                        -----------   -----------       -----------   -----------

       Loss before cumulative effect of
          change in accounting principle                   (4,636)        (2,886)           (8,867)      (10,408)

Cumulative effect of change in accounting
   principle                                                    -              -           (43,364)            -
                                                        -----------   -----------       ------------  -----------

       Net loss                                         $  (4,636)        (2,886)          (52,231)      (10,408)
                                                        ===========   ============      ============  ===========

Share amounts:

       Basic and diluted loss per share:

       Loss before cumulative effect of
          change in accounting principle                $   (2.22)         (1.37)            (4.25)        (4.97)

       Cumulative effect of change in
          accounting principle                                  -              -            (20.78)            -
                                                        -----------   -----------       -----------   -----------
         Net loss                                       $   (2.22)         (1.37)           (25.03)        (4.97)
                                                        ===========   ===========       ===========   -----------

         Weighted average shares outstanding             2,086,475     2,102,197         2,086,475     2,095,177
                                                        ===========   ===========       ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                Nine months ended
                                                                                                  September 30,
                                                                                              2002             2001
                                                                                            --------         --------
Net loss                                                                                    $(52,231)         (10,408)

Adjustments to reconcile net loss to net cash provided
   by operating activities:
       Depreciation and amortization                                                           8,424            9,675
       Cumulative effect of change in accounting principle                                    43,364                -
       Write off of deferred financing costs                                                     438                -
       Provision for doubtful accounts                                                           614              662
       Deferred income taxes                                                                     785                -
       Interest expense, paid-in-kind                                                          5,801            5,360
       Gain (loss) on sale of vehicles and equipment, net                                       (177)              38
       Changes in operating assets and liabilities, net of effects of acquisitions:
                Increase (decrease) in trade receivables                                          56             (629)
                Increase (decrease) in other receivables                                          97              (55)
                Increase (decrease) in prepaid licenses and fees                                  82             (340)
                Increase in prepaid expenses and other current assets                         (1,108)            (564)
                Decrease in other non-current assets                                             165               57
                Increase (decrease) in accounts payable                                        3,472           (1,443)
                Decrease in accrued expenses and other current liabilities                      (590)            (576)
                Decrease in other long-term liabilities                                         (446)          (1,622)
                                                                                            --------         --------
                    Net cash provided by operating activities                                  8,746              155
                                                                                            --------         --------

Investing activities:
   Purchases of vehicles and equipment                                                        (9,193)          (5,802)
   Proceeds from sale of vehicles and equipment                                                  750            1,133
   Amounts payable to related parties                                                            677              486
   Cash acquired in acquisition                                                                  500                -
                                                                                            --------         --------
                    Net cash used in investing activities                                     (7,266)          (4,183)
                                                                                            --------         --------

Financing activities:
   Convertible preferred stock offering costs                                                      -             (120)
   Payments to be presented for funding, net                                                       -              511
   Net borrowings (repayment) on revolving credit facility                                    (2,454)           1,488
   Payments of deferred financing costs                                                            -             (215)
   Payments on capital leases                                                                    (12)            (165)
                                                                                            --------         --------
                    Net cash provided by (used in) financing activities                       (2,466)           1,499
                                                                                            --------         --------

Decrease in cash and cash equivalents                                                           (986)          (2,529)
Cash and cash equivalents at beginning of period                                               1,696            2,615
                                                                                            --------         --------
Cash and cash equivalents at end of period                                                  $    710               86
                                                                                            ========         ========

                                   (continued)

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (In thousands)
                                   (Unaudited)

                                                                            Nine months ended
                                                                             September 30,
                                                                            2002        2001
                                                                            ----        ----
Supplemental disclosures of cash flow information:

      Cash paid (received) during the period for:

              Interest                                                    $   1,568      2,347
                                                                          =========   ========
              Income tax expense, net of refunds                          $    (124)       346
                                                                          =========   ========

Supplemental disclosure of non-cash investing and financing activity:

              Increase in accumulated deficit for unpaid
                 cumulative dividend on preferred stock                   $   1,222      1,155
                                                                          =========   ========

                  Acquired net assets, net of cash                        $     407          8
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

          The effect of options, warrants and convertible preferred stock have been excluded at September 30, 2002 and 2001, as the effect would be antidilutive. Additionally, shares issuable upon conversion of the convertible subordinated Debentures have been excluded at September 30, 2002 and 2001, as the effect would be antidilutive due to the adjustment (decrease in net loss) for interest expense.

          At September 30, 2002, the Company had outstanding preferred stock convertible into 6,221,190 shares of common stock, stock options exercisable to purchase 290,438 shares of common stock, warrants exercisable to purchase 48,019 shares of common stock and subordinated Debentures convertible into 670,587 shares of common stock. At September 30, 2001, the Company had outstanding preferred stock convertible into 6,221,190 shares of common stock, stock options exercisable to purchase 306,413 shares of common stock, warrants exercisable to purchase 48,008 shares of common stock and subordinated Debentures convertible into 619,520 shares of common stock.

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

          The following table presents reported net loss and loss per share adjusted for the goodwill impairment for the three and nine months ended September 30, 2002 and 2001.

                                                                      Three months ended
                                                                         September 30,
                                                                      2002             2001
                                                                      ----             ----
          Reported net loss ....................................  $   (4,636)          (2,886)
          Amortization of goodwill, net of tax .................           -              439
                                                                  ----------         --------

          Adjusted net loss ....................................  $   (4,636)          (2,447)
                                                                  ==========         ========

          Loss per share:
          Reported net loss ....................................  $    (2.22)           (1.37)
          Amortization of goodwill .............................           -             0.20
                                                                  ----------         --------

          Adjusted loss per share ..............................  $    (2.22)           (1.17)
                                                                  ==========         ========

                           UNITED ROAD SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                                  2002          2001
                                                                                  ----          ----
          Reported net loss                                                     $ (52,231)      (10,408)
          Amortization of goodwill, net of tax
                                                                                        -         1,320
          Cumulative effect of change in accounting principle                      43,364             -
                                                                                ---------      --------

          Adjusted net loss                                                     $  (8,867)       (9,088)
                                                                                =========      ========

          Loss per share:
          Reported net loss                                                     $   (4.25)        (4.97)
          Amortization of goodwill                                                      -          0.62
          Cumulative effect of change in accounting principle                      (20.78)        (4.35)
                                                                                ---------      --------

          Adjusted loss per share                                               $  (25.03)           -
                                                                                =========      ========

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

(2)  Debt

     In July 2000, the Company and its subsidiaries entered into a senior secured revolving credit facility (the "GE Capital Credit Facility") with a group of banks led by General Electric Capital Corporation ("GE Capital"). The GE Capital Credit Facility has a term of five years. In September 2002, as provided in the GE Capital Credit Facility, the Company exercised the option to reduce the amount of maximum borrowing capacity under the GE Capital Credit Facility from $100,000 to $75,000. The facility includes a letter of credit sub-facility of up to $15,000. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation,
     (iii) 85% of the lesser of the actual purchase price or the invoiced purchase

                           UNITED ROAD SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                 (In thousands, except share and per share data)
                                   (Unaudited)

       price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. The amount of borrowing capacity based on vehicles amortizes quarterly on a straight line basis over a period of 5 to 7 years. As of September 30, 2002, $34,982 was outstanding under the GE Capital Credit Facility, excluding letters of credit of $13,758, and an additional $6,436 was available for borrowing.

       The GE Capital Credit Facility requires the Company, among other things, to comply with certain financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum ratios of EBITDA to fixed charges and minimum levels of liquidity. In October 2002, the Company notified GE Capital that the Company had failed to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges for the nine months ended September 30, 2002. On November 13, 2002, the Company entered into an amendment to the GE Capital Credit Facility under which the banks waived the financial covenant violations. If the Company fails to comply with these or any other covenants in the GE Capital Credit Facility in the future, the Company will be required to seek additional waivers, which may not be granted by the banks, or to enter into amendments to the GE Capital Credit Facility which may contain more stringent conditions on the Company's borrowing capability or its activities, and may require the Company to pay substantial fees to the banks. If such future waivers were not granted and the banks were to elect to accelerate repayment of outstanding balances under the GE Capital Credit Facility, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. If the banks were to accelerate repayment of amounts due under the GE Capital Credit Facility, it would cause a default under the Debentures issued to Charterhouse. In the event of a default under the Debentures, Charterhouse could accelerate repayment of all amounts outstanding under the Debentures, subject to the GE Capital Credit Facility banks' priority. In such event, repayment of the Debentures would be required only if the GE Capital Credit Facility was paid in full or the banks under the credit facility granted their express written consent.

       As a result of the reduction in maximum borrowing capacity under the GE Capital Credit Facility in September 2002, the Company recorded a write-off of previously recorded deferred financing costs in the amount of $438. This amount was included in interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2002.

       In June 2002, the Company renewed its property and casualty insurance programs. This renewal was funded through a premium financing arrangement requiring a payment of $1,363 at signing and $3,182 over the next nine months. At September 30, 2002, the Company has recorded prepaid insurance of $3,165 and accrued expenses and other current liabilities of $1,449.

       On September 30, 2002, the Company issued approximately $1,972 aggregate principal amount of Debentures to Charterhouse, which represented the quarterly payment-in-kind interest payment due with respect to $98,616 aggregate principal amount of Debentures previously issued to Charterhouse.

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

                           UNITED ROAD SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                 (In thousands, except share and per share data)
                                   (Unaudited)


       The transport segment provides transport services to a broad range of customers in the new and used vehicle markets. The towing segment provides towing, impounding and storage services for motor vehicles, lien sales and auto auctions of abandoned vehicles. In addition, the towing segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment. The accounting policies of each of the segments are the same as those of the Company, as outlined in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts have been reclassified for consistent presentation. The Company evaluates the performance of its operating segments through an evaluation of the Company's income (loss) from operations. Accordingly, the Company's summarized segment financial information is presented below on the basis of income (loss) from operations for the three and nine month periods ended September 30, 2002 and 2001. Inter-segment revenues and transfers are not significant.

       Summarized financial information concerning the Company's reportable segments is shown in the following tables:

       Three months ended September 30, 2002

                                                       Transport       Towing        Other         Total
                                                       ---------     ---------     ---------     ---------
       Net revenues                                    $  41,455        21,444             -        62,899
       Cost of revenue, including depreciation            37,949        17,045             -        54,994
       Income (loss) from operations                        (381)        1,670        (2,486)       (1,197)

       Three months ended September 30, 2001

                                                       Transport       Towing        Other         Total
                                                       ---------     ---------     ---------     ---------
       Net revenues                                    $  34,065        21,858             -        55,923
       Cost of revenue, including depreciation            29,846        18,127             -        47,973
       Income (loss) from operations                         708           391        (2,365)       (1,266)

       The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals:

                                                                                     Three months ended
                                                                                        September 30,
       Reconciliation of loss before income taxes and cumulative effect
         of change in accounting principle:                                           2002          2001
                                                                                      ----          ----
            Total income from operations from reportable segments:
                Transport                                                          $    (381)          708
                Towing                                                                 1,670           391
            Interest expense, net                                                     (3,335)       (2,753)
            Other selling, general and administrative costs                           (2,486)       (2,365)
            Other income                                                                 100            31
                                                                                   ---------     ---------
            Loss before income taxes and cumulative effect of change in
              accounting principle                                                 $  (4,432)       (3,988)
                                                                                   =========     =========

       Nine months ended September 30, 2002

                                                       Transport       Towing        Other         Total
                                                       ---------     ---------     ---------     ---------
       Net revenues                                    $ 125,098        63,365             -       188,463
       Cost of revenue, including depreciation           111,081        49,885             -       160,966
       Income (loss) from operations                       2,154         5,337        (6,885)          606

                           UNITED ROAD SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                 (In thousands, except share and per share data)
                                   (Unaudited)

     Nine months ended September 30, 2001

                                                Transport    Towing    Other      Total
                                                ---------    ------    -----      -----
     Net revenues                               $ 105,232    67,430        -     172,662
     Cost of revenue, including depreciation       91,255    54,980        -     146,235
     Income (loss) from operations                  2,756     2,643   (8,108)     (2,709)

     The following are reconciliations of the information used by the chief operating decision-maker to the Company's consolidated totals:

                                                                            Nine months ended
                                                                               September 30,
     Reconciliation of loss before income taxes and cumulative effect
       of change in accounting principle:                                   2002               2001
                                                                            ----               ----
          Total income from operations from reportable segments:
              Transport                                                    $  2,154             2,756
              Towing                                                          5,337             2,643
          Interest expense, net                                              (8,697)           (8,457)
          Other selling, general and administrative costs                    (6,885)           (8,108)
          Other income (expense)                                                277               (52)
                                                                           --------           -------
          Loss before income taxes and cumulative effect of change in
            accounting principle                                           $ (7,814)          (11,218)
                                                                           ========           =======

(4)  Commitments and Contingencies

     The Company is subject to certain claims and lawsuits arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its operations. The Company maintains various insurance coverages in order to minimize financial risk associated with these claims and accrues for estimated costs related to incurred uninsured losses. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters, for which no accruals have been recorded, will not have a material effect on the Company's consolidated financial position or results of operations.

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

Between May 1998 and May 1999, the Company acquired a total of 56 towing, recovery and transport service businesses. During the third quarter of 1999, the Company made the strategic decision not to pursue its acquisition program in order to allow the Company to focus primarily on integrating and profitably operating its acquired businesses. Prior to the Company's acquisition of Auction Transport, Inc. ("ATI") in January 2002, the Company had not completed any acquisitions since May 5, 1999. The goal of the Company's revised business strategy is to improve the operational efficiency and profitability of its existing businesses in order to build a stable platform for future growth. As part of this business strategy, the Company has closed, consolidated or sold several operating locations. As of September 30, 2002, the Company operated a network of 11 transport divisions and 17 towing divisions located in a total of 26 states.

Management's discussion and analysis addresses the Company's historical results of operations as shown in its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2002 and 2001.

In the second quarter of 2001 the Company sold one towing division and closed three transport divisions and allocated certain equipment to other divisions. In the third quarter of 2001 the Company closed one towing division. In the fourth quarter of 2001 the Company sold one towing division. In the third quarter of 2002 the Company closed and consolidated two transport divisions, reallocating vehicles to more profitable locations. The transport closures were designed to combine certain management dispatch and administrative functions, while maintaining existing vehicle fleets. In the first quarter of 2002 the Company acquired ATI, a transport business. The Company's operating results for the nine months ended September 30, 2002 include the operating results of ATI from the date of acquisition and do not include the operating results of the divisions sold or closed in 2001. The results of the divisions sold and closed are included for the three and nine months ended September 30, 2001 and 2002 through the date of sale or closure. The Company's revenue, cost of revenue, and selling, general and administrative expenses were also affected by the sales, closures, reallocations and acquisition described above that occurred during 2001 and 2002, as described more fully below.

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

Specifically, management must use estimates in determining the economic useful lives of assets, provisions for uncollectable accounts receivable, exposures under self-insurance plans and various other recorded or disclosed amounts. Therefore, the Company's condensed consolidated financial statements and related disclosure are necessarily affected by these estimates. Management evaluates these estimates on an ongoing basis, utilizing historical experience and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ from estimates. To the extent that actual outcomes differ from estimates, or additional facts and circumstances cause management to revise estimates, the Company's financial position as reflected in its condensed consolidated financial statements will be affected. Any effects on the Company's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Management believes that the critical accounting policies affected by the estimates and assumptions the Company must make in the preparation of its condensed consolidated financial statements and related disclosures relate to revenue recognition, allowance for doubtful accounts, accrued insurance, income taxes and the valuation of long-lived assets and goodwill.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Revenue. Net revenue increased $7.0 million, or 12.5%, from $55.9 million for the three months ended September 30, 2001 to $62.9 million for the three months ended September 30, 2002. Of the net revenue for the three months ended September 30, 2002, 66.0% related to transport services and 34.0% related to towing services. Transport net revenue increased $7.4 million, or 21.7%, from $34.1 million for the three months ended September 30, 2001 to $41.5 million for the three months ended September 30, 2002. The increase in transport net revenue was primarily due to the acquisition of ATI in the first quarter 2002, offset, in part, by the closure of two transport divisions in the third quarter of 2002 and the weak performance of the majority of the Company's used and specialty vehicle transport businesses due to the decreased demand for these vehicle transport services as compared to the prior year. Towing net revenue decreased $414,000, or 1.9%, from $21.9 million for the three months ended September 30, 2001 to $21.4 million for the three months ended September 30, 2002. The decrease in towing net revenue was primarily due to the closure of one towing division and the sale of two other towing divisions during 2001 offset, in part, by the improved performance of several of the Company's towing divisions due to increased demand for towing services as compared to the prior year.

Cost of Revenue. Cost of revenue, including depreciation, increased $7.0 million, or 14.6%, from $48.0 million for the three months ended September 30, 2001 to $55.0 million for the three months ended September 30, 2002. Transport cost of revenue increased $8.2 million, or 27.5%, from $29.8 million for the three months ended September 30, 2001 to $38.0 million for the three months ended September 30, 2002. The principal components of the increase in transport cost of revenue consisted of an increase in costs of subcontractors and brokers of $3.0 million, an increase in transport operating labor costs of $1.9 million, an increase in insurance expense of $1.3 million, an increase in equipment rental expense of $668,000, and an increase in fuel cost of $255,000 (each of which was due, in part, to the acquisition of ATI in the first quarter of 2002). Towing cost of revenue decreased $1.1 million, or 6.1%, from $18.1 million for the three months ended September 30, 2001 to $17.0 million for the three months ended September 30, 2002. The principal components of the decrease in towing cost of revenue consisted of a decrease in costs of independent contractors, brokers and subcontractors of $1.4 million, a decrease in vehicle maintenance expense of $252,000, a decrease in depreciation of $116,000, and a decrease in occupancy costs of $99,000 (each of which was due, in part, to the closure of one towing division and the sale of two other towing divisions during 2001), offset, in part, by an increase in labor costs of $325,000 and an increase in scrap car purchases of $282,000.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $402,000, or 4.6%, from $8.7 million for the three months ended September 30, 2001 to $9.1 million for the three months ended September 30, 2002. Transport selling, general and administrative expenses increased $620,000, or 19.0%, from $3.3 million for the three months ended September 30, 2001 to $3.9 million for the three months ended September 30, 2002. The principal components of the increase in transport selling, general and administrative expenses consisted of an increase in wages and benefits of $230,000, an increase in advertising expenses of $123,000 and an increase in bad debt expenses of $105,000 (each of which was due, in part, to the acquisition of ATI in the first quarter of 2002). Towing selling, general and administrative expenses decreased $349,000, or 11.3%, from $3.1 million for the three months ended September 30, 2001 to $2.7 million for the three months ended September 30, 2002. The principal components of the decrease in towing selling, general and administrative expenses consisted of a decrease in wages and benefits of $323,000 and a decrease in bad debt expense of $77,000, (each of which was due, in part, to the sale of two towing divisions and the closure of another towing division during 2001) offset, in part, by an increase in professional fees of $63,000.

Corporate selling, general and administrative expenses increased $121,000, or 5.1%, from $2.4 million for the three months ended September 30, 2001 to $2.5 million for the three months ended September 30, 2002. The increase in corporate selling, general and administrative expenses was primarily due to an increase in wages and benefits expense of $199,000, and an increase in travel and entertainment expense of $41,000, offset, in part, by a decrease in bank service charges of $62,000, and a decrease in professional fees of $58,000.

Amortization of Goodwill. Amortization of goodwill decreased $516,000, or 100.0%, from $516,000 for the three months ended September 30, 2001 to $0 for the three months ended September 30, 2002. The decrease is due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. The Company's goodwill is no longer subject to amortization under the provisions of SFAS No. 142.

Income (Loss) from Operations. Income from operations increased $69,000, or 15.4%, from a loss of $1.3 million for the three months ended September 30, 2001 to a loss of $1.2 million for the three months ended September 30, 2002. Transport income from operations decreased $1.1 million from income of $708,000 for the three months ended September 30, 2001 to a loss of $381,000 for the three months ended September 30, 2002. The decrease in transport income from operations was primarily due to increases in cost of revenue and selling, general and administrative expenses related to the operation of the transport business segment as described above, offset, in part, by an increase in transport revenue and a decrease in amortization of goodwill. Towing income from operations increased $1.3 million, from $391,000 for the three months ended September 30, 2001 to $1.7 million for the three months ended September 30, 2002. The increase in towing income from operations was primarily due to a decline in cost of revenue, amortization of goodwill and selling, general and administrative expenses, offset, in part, by a decrease in towing revenue.

Interest Expense, net. Interest expense increased $582,000, or 21.1%, from $2.8 million for the three months ended September 30, 2001 to $3.3 million for the three months ended September 30, 2002. Interest income decreased $7,000, or 53.9%, from $13,000 for the three months ended September 30, 2001 to $6,000 for the three months ended September 30, 2002. The increase in interest expense, net was primarily related to the write-off of deferred financing costs of $438,000 related to the decline in maximum borrowing capacity and an effective interest rate of approximately 8.3% in the third quarter of 2001 as compared to an effective rate of approximately 8.2% in the third quarter of 2002.

Income Tax Expense. Income tax expense increased $1.3 million from a benefit of $1.1 million for the three months ended September 30, 2001 to an expense of $204,000 for the three months ended September 30, 2002. The increase in income tax expense was primarily due to the increase in the valuation allowance relating to the Company's net operating loss carry forwards as a result of the non-amortization of goodwill under SFAS No. 142 and the change in the estimate of net operating loss limitations under Internal Revenue Code Section 382, during the 2001 tax year.

Net Loss. Net loss increased $1.7 million from $2.9 million for the three months ended September 30, 2001 to $4.6 million for the three months ended September 30, 2002. The increase in net loss related primarily to the increase in interest and income tax expense.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Revenue. Net revenue increased $15.8 million, or 9.1%, from $172.7 million for the nine months ended September 30, 2001 to $188.5 million for the nine months ended September 30, 2002. Of the net revenue for the nine months ended September 30, 2002, 66.4% related to transport services and 33.6% related to towing services. Transport net revenue increased $19.9 million, or 18.9%, from $105.2 million for the nine months ended September 30, 2001 to $125.1 million for the nine months ended September 30, 2002. The increase in transport net revenue was primarily due to the acquisition of ATI in the first quarter 2002, offset, in part, by the closure of two transport divisions in the third quarter of 2002, closure of three transport divisions in the second quarter of 2001 and the weak performance of the majority of the Company's used and specialty vehicle transport businesses due to the decreased demand for these vehicle transport services as compared to the prior year. Towing net revenue decreased $4.0 million, or 5.9%, from $67.4 million for the nine months ended September 30, 2001 to $63.4 million for the nine months ended September 30, 2002. The decrease in towing net revenue was primarily due to the closure of one towing division and the sale of two other towing divisions during 2001 offset, in part, by the improved performance of several of the Company's towing divisions due to increased demand for towing services as compared to the prior year.

Cost of Revenue. Cost of revenue, including depreciation, increased $14.7 million, or 10.1%, from $146.3 million for the nine months ended September 30, 2001 to $161.0 million for the nine months ended September 30, 2002. Transport cost of revenue increased $19.8 million, or 21.7%, from $91.3 million for the nine months ended September 30, 2001 to $111.1 million for the nine months ended September 30, 2002. The principal components of the increase in transport cost of revenue consisted of an increase in costs of subcontractors and brokers of $9.3 million, an increase in transport operating labor costs of $5.6 million and an increase in equipment rental of $1.9 million (each of which was due, in part, to the acquisition of ATI in the first quarter of 2002). Towing cost of revenue decreased $5.1 million, or 9.3%, from $55.0 million for the nine months ended September 30, 2001 to $49.9 million for the nine months ended September 30, 2002. The principal components of the decrease in towing cost of revenue consisted of a decrease in costs of independent contractors, brokers and subcontractors of $4.0 million, a decrease in vehicle maintenance expense of $863,000, a decrease in fuel costs of $597,000, and a decrease in occupancy costs of $290,000 (each of which was due, in part, to the sale of two towing divisions and the closure of another towing division during 2001), offset, in part, by an increase in scrap car purchases of $452,000.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $698,000, or 2.5%, from $27.6 million for the nine months ended September 30, 2001 to $26.9 million for the nine months ended September 30, 2002. Transport selling, general and administrative expenses increased $1.2 million, or 11.4%, from $10.5 million for the nine months ended September 30, 2001 to $11.7 million for the nine months ended September 30, 2002. The principal components of the increase in transport selling, general and administrative expenses consisted of an increase in wages and benefits of $552,000, an increase in computer and telecommunication expenses of $347,000, and an increase in travel related expenses of $217,000 (each of which was due, in part, to the acquisition of ATI in the first quarter of 2002). Towing selling, general and administrative expenses decreased $878,000, or 9.7%, from $9.0 million for the nine months ended September 30, 2001 to $8.1 million for the nine months ended September 30, 2002. The principal components of the decrease in towing selling, general and administrative expenses consisted of a decrease in wages and benefits of $869,000 and a decrease in bad debt expense of $190,000 (each of which was due, in part, to the sale of two towing divisions and the closure of another towing division during 2001) offset, in part, by an increase in professional fees of $253,000.

Corporate selling, general and administrative expenses decreased $1.2 million, or 14.8%, from $8.1 million for the nine months ended September 30, 2001 to $6.9 million for the nine months ended September 30, 2002. The decrease in corporate selling, general and administrative expenses was primarily due to a decrease in professional fees of $545,000, a decrease in computer and telecommunication expense of $311,000 and a decrease in bank service charges of $182,000.

Amortization of Goodwill. Amortization of goodwill decreased $1.5 million, or 100.0%, from $1.5 million for the nine months ended September 30, 2001 to $0 for the nine months ended September 30, 2002. The decrease is due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. The Company's goodwill is no longer subject to amortization under the provisions of SFAS No. 142.

Income (Loss) from Operations. Income from operations increased $3.3 million, from a loss of $2.7 million for the nine months ended September 30, 2001 to income of $606,000 for the nine months ended September 30, 2002. Transport income from operations decreased $602,000, or 21.8%, from $2.8 million the nine months ended September 30, 2001 to $2.2 million for the nine months ended September 30, 2002. The decrease in transport income from operations was primarily due to increases in cost of revenue and selling, general and administrative expenses related to the operation of the transport business segment as described above, offset, in part, by an increase in transport revenue and a decrease in amortization of goodwill. Towing income from operations increased $2.7 million, from $2.6 million for the nine months ended September 30, 2001 to $5.3 million for the nine months ended September 30, 2002. The increase in towing income from operations was primarily due to a decrease in cost of revenue, amortization of goodwill and selling, general and administrative expenses, offset, in part, by a decline in towing revenue.

Interest Expense, net. Interest expense increased $308,000, or 3.6%, from $8.5 million for the nine months ended September 30, 2001 to $8.8 million for the nine months ended September 30, 2002. Interest income increased $68,000, from $37,000 for the nine months ended September 30, 2001, to $105,000 for the nine months ended September 30, 2002. The increase in interest expense, net was primarily related to the write-off of deferred financing costs of $438,000 related to the decline in maximum borrowing capacity and to an effective interest rate of approximately 8.6% in the first nine months of 2001 as compared to an effective rate of approximately 8.2% in the first nine months of 2002.

Income Tax Expense. Income tax expense increased $1.9 million, from a benefit of $810,000 for the nine months ended September 30, 2001 to an expense of $1.1 million for the nine months ended September 30, 2002. The increase in income tax expense was primarily due to the increase in the valuation allowance relating to the Company's net operating loss carry forwards as a result of the non-amortization of goodwill under SFAS No. 142 and the change in the estimate of net operating loss limitations under Internal Revenue Code Section 382, during the 2001 tax year.

Cumulative Effect of Change in Accounting Principle. The cumulative effect of change in accounting principle related to the impairment of goodwill under SFAS No. 142 was $43.4 million for the nine months ended September 30, 2002. Of the total cumulative effect of change in accounting principle $26.0 million was related to the transport operating segment and $17.4 million was related to the towing operating segment.

Net Loss. Net loss increased $41.7 million from $10.5 million for the nine months ended September 30, 2001 to $52.2 million for the nine months ended September 30, 2002. The increase in net loss related to the cumulative effect of change in accounting principle of $43.4 million, offset, in part, by increased income from operations of $3.3 million.

Liquidity and Capital Resources

As of September 30, 2002, the Company had approximately:

     . $710,000 of cash and cash equivalents (representing deposits in transit to GE Capital, as agent under the Company's revolving credit facility) and another $6.4 million available for borrowing under the revolving credit facility,

     . a working capital deficit of approximately $34.6 million (including the $35.0 million outstanding under the Company's revolving credit facility which, due to the factors described in note 2 to the Company's consolidated financial statements included within the 2001 Annual Report on Form 10-K, is reflected as a current liability), and

     . $100.7 million of outstanding long-term indebtedness, excluding current installments.

During the nine months ended September 30, 2002, the Company provided $8.7 million in cash from operations. Cash provided by operating activities consisted primarily of a net loss of $52.2 million (offset by $43.4 million related to the cumulative effect of change in accounting principle and $14.7 million of non-cash depreciation, amortization and interest charges), and an increase in accounts payable of $3.5 million. During the nine months ended September 30, 2002, the Company used $7.3 million of cash in investing activities and $2.5 million of cash in financing activities. Investing activities consisted primarily of $9.2 million of purchases of vehicles and equipment, offset by $750,000 in proceeds from the sale of vehicles and equipment and $500,000 received in connection with the ATI acquisition. Financing activities consisted primarily of net repayments under the GE Capital Credit Facility of $2.5 million.

In July 2000, the Company and its subsidiaries entered into a revolving credit facility with a group of banks for which GE Capital acts as agent. The revolving credit facility has a term of five years. In September 2002, as provided in the GE Capital Credit Facility, the Company exercised the option to reduce the amount of maximum borrowing capacity under the GE Capital Credit Facility from $100.0 million to $75.0 million. The facility includes a letter of credit subfacility of up to $15 million. The Company's borrowing capacity under the revolving credit facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price and the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. The amount of availability based on vehicles amortizes on a straight line basis over a period of five to seven years. Under the revolving credit facility, the banks have the right to conduct an annual appraisal of the Company's vehicles. All cash receipts are forwarded to GE Capital on a daily basis to pay down the revolver balance, and working capital and expenditure needs are funded through daily borrowings. As of September 30, 2002, approximately $35.0 million was outstanding under the revolving credit facility (excluding letters of credit of approximately $13.8 million) and an additional $6.4 million was available for borrowing.

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

The Company currently finances its working capital requirements through cash flow from operations and borrowings under its revolving credit facility. The revolving credit facility requires the Company, among other things, to comply with certain financial covenants, including minimum levels of EBITDA, minimum ratio of EBITDA to fixed charges and minimum levels of liquidity. In October 2002, the Company notified GE Capital that the Company had failed to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges for the nine months ended September 30, 2002. On November 13, 2002, the Company entered into an amendment to the GE Capital Credit Facility under which the banks waived the financial covenant violations. If the Company fails to comply with these or any other covenants in the GE Capital Credit Facility in the future, the Company will be required to seek additional waivers, which may not be granted by the banks, or to enter into amendments to the GE Capital Credit Facility which may contain more stringent conditions on the Company's borrowing capability or its activities, and may require the Company to pay substantial fees to the banks. If such future waivers were not granted and the banks were to elect to accelerate repayment of outstanding balances under the GE Capital Credit Facility, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. If the banks were to accelerate repayment of amounts due under the GE Capital Credit Facility, it would cause a default under the Debentures issued to Charterhouse. In the event of a default under the Debentures, Charterhouse could accelerate repayment of all amounts outstanding under the Debentures, subject to the GE Capital Credit Facility banks' priority. In such event, repayment of the Debentures would be required only if the GE Capital Credit Facility was paid in full or the banks under the credit facility granted their express written consent.

As a result of the reduction in maximum borrowing capacity under the GE Capital Credit Facility in September 2002, the Company recorded a write-off of previously recorded deferred financing costs in the amount of $438,000. This amount was included in interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2002.

In June 2002, the Company renewed its property and casualty insurance programs. This renewal was funded through a premium financing arrangement requiring a payment of $1.4 million at signing and $3.2 million over the next nine months. At September 30, 2002, the Company has recorded prepaid insurance of $3.2 million and accrued expenses and other current liabilities of $1.4 million.

The Company finances a portion of its operations through operating leases. These leases relate to transport and towing vehicles, equipment (including information systems) and real property used by the Company to conduct its business. The terms of the Company's operating leases range from one to twenty years and certain lease agreements provide for price escalations.

In the normal course of its business, the Company is a party to letters of credit which are not reflected in the Company's consolidated balance sheets. Such letters of credit are valued based on the amount of exposure under the instrument and the likelihood of performance being requested. At September 30, 2002, the Company had letters of credit outstanding in the aggregate amount of $13.8 million. As of September 30, 2002, no claims had been made against such letters of credit, and management does not expect any material losses resulting from these off-balance sheet instruments.

The Company spent approximately $8.0 million on purchases of vehicles and equipment during the nine months ended September 30, 2002. These expenditures were primarily for the purchase of transport and towing vehicles. During the nine months ended September 30, 2002, the Company made expenditures of $2.7 million on towing vehicles and $5.3 million on transport vehicles. These expenditures were financed primarily with borrowings under the GE Capital Credit Facility. As of September 30, 2002, the Company was committed to purchase 27 vehicles from a vehicle manufacturer (with a total purchase price of $4.0 million).

In connection with the Company's July 2000 sale of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to Blue Truck Acquisition, LLC ("Blue Truck"), an affiliate of KPS Special Situations Fund, L.P. ("KPS") (such transaction, the "KPS Transaction"), the Company agreed to pay KPS Management LLC, an affiliate of KPS, an annual management fee of $1.0 million, which may be lowered to $500,000 and then to zero based upon the amount of Series A Preferred Stock held by Blue Truck and its permitted transferees. As of the date of this report, the Company has not paid KPS management the management fees earned during 2001 and the first nine months of 2002. The Company has recorded the unpaid amount of the fee ($1.8 million) as an accrued liability in the accompanying balance sheet.

In connection with the KPS Transaction, the Company agreed to pay four of its senior executives an aggregate amount of approximately $430,000 on each of the first and second anniversaries of the KPS Transaction as long as the executives remained employed with the Company on such dates. In July 2001 and 2002, the Company made the required payments.

During the past three years, the Company has experienced decreases in its cash flow from operations and is continually exploring opportunities to improve its profitability, including, but not limited to, the closure or divestiture of unprofitable divisions, consolidation of operating locations, reduction of operating costs and the marketing of towing and transport services to new customers in strategic market locations. The Company currently expects to be able to fund its liquidity needs for the next twelve months through cash flow from operations, sale of asssets and borrowings of amounts available under its revolving credit facility.

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

ITEM 4   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90-days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II  OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On September 30, 2002, the Company issued approximately $2.0 million aggregate principal amount of Debentures to Charterhouse, which represented the quarterly payment-in-kind interest payment due with respect to $98.6 million aggregate principal amount of the Debentures previously issued to Charterhouse.

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

ITEM 3   DEFAULT UPON SENIOR SECURITIES

The GE Capital Credit Facility requires the Company, among other things, to comply with certain cash management requirements and financial covenants. These include minimum levels of EBITDA and minimum ratios of EBITDA to fixed charges. In October 2002, the Company notified GE Capital that the Company had failed meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges for the nine months ended September 30, 2002. On November 13, 2002, the Company entered into an amendment to the GE Capital Credit Facility under which the banks waived the financial covenant violations. If the Company fails to comply with these or any other covenants in the GE Capital Credit Facility in the future, the Company will be required to seek additional waivers, which may not be granted by the banks, or to enter into amendments to the GE Capital Credit Facility which may contain more stringent conditions on the Company's borrowing capability or its activities, and may require the Company to pay substantial fees to the banks. If such future waivers were not granted and the banks were to elect to accelerate repayment of outstanding balances under the GE Capital Credit Facility, the Company would be required to refinance its debt or obtain capital from other sources, including sales of additional debt or equity securities or sales of assets, in order to meet its repayment obligations, which may not be possible. If the banks were to accelerate repayment of amounts due under the GE Capital Credit Facility, it would cause a default under the Debentures issued to Charterhouse. In the event of a default under the Debentures, Charterhouse could accelerate repayment of all amounts outstanding under the Debentures, subject to the GE Capital Credit Facility banks' priority. In such event, repayment of the Debentures would be required only if the GE Capital Credit Facility was paid in full or the banks under the credit facility granted their express written consent.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      10.1 Amendment No. 5, dated as of November 13, 2002, to Credit Agreement dated as of July 30, 2000 by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Financial Corporation, as Documentation Agent.

      99.1 Executive Certification

  (b) Reports on 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   UNITED ROAD SERVICES, INC.
                                                           Registrant

Date: November 14, 2002                      /s/ Gerald R. Riordan
                                             ---------------------------------
                                                 Chief Executive Officer

                                             /s/ Patrick J. Fodale
                                             ---------------------------------
                                                 Chief Financial Officer


                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Gerald R. Riordan, Chief Executive Officer of United Road Services, Inc., (the "Company") certify that:

       1)     I have reviewed this quarterly report on Form 10-Q of the Company;

       2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report;

       4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d - 14) for the registrant and we have:

              a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

       6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                      /s/ Gerald R. Riordan
                                             ---------------------------------
                                                 Chief Executive Officer

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Patrick J. Fodale, Senior Vice President and Chief Financial Officer of United Road Services, Inc., (the "Company") certify that:

       1)     I have reviewed this quarterly report on Form 10-Q of the Company;

       2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report;

       4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d - 14) for the registrant and we have:

              a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

       6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                      /s/ Patrick J. Fodale
                                             ---------------------------------
                                                 Chief Financial Officer