Form 10-K
period 2002-12-31
UNITED ROAD SERVICES INC
filed 2003-04-15
CIK 1056562

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
     For the transition period from ______ to ________

                        Commission file number: 000-24010

                                ________________

                           UNITED ROAD SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                                ________________

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

                                ________________

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

                                ________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes [_] No [X]

     The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on April 14, 2002 was $267,807*

     The following documents are incorporated into this Form 10-K by reference:

          None.

     As of April 14, 2003, 2,086,475 shares of the registrant's Common Stock were outstanding.

_______

* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for the purposes of this computation.
================================================================================

                                     PART I

ITEM 1. Business

General

     United Road Services, Inc. (the "Company") provides automobile transport and motor vehicle and equipment towing services. As of December 31, 2002, the Company operated a network of 11 transport divisions and 17 towing divisions located in a total of 25 states. During 2002, approximately 66.1% of the Company's net revenue was derived from the provision of transport services and approximately 33.9% of its net revenue was derived from the provision of towing services. Further information with respect to these segments of the Company's business may be found below in "Operations and Services Provided" and in note 11 to the Company's Consolidated Financial Statements included elsewhere herein.

     The Company provides transport services for new and used vehicles throughout the United States. The Company's transport customers include commercial entities, such as automobile leasing companies, insurance companies, automobile manufacturers, automobile auction companies and automobile dealers, and individual motorists.

     The Company offers a broad range of towing services in its local markets, including towing, impounding and storing motor vehicles, conducting lien sales and auctions of abandoned vehicles, towing heavy equipment and towing heavy-duty commercial and recreational vehicles. The Company's towing customers include commercial entities, such as automobile leasing companies, insurance companies, automobile dealers, repair shops and fleet operators, municipalities, law enforcement agencies such as police, sheriff and highway patrol departments, and individual motorists.

     On January 16, 2002, the Company acquired Auction Transport, Inc. ("ATI") from a subsidiary of Manheim Auction, Inc. ("Manheim") in a stock purchase transaction. ATI provides automobile transport services to various Manheim auction locations and on a for hire basis. At the date of acquisition ATI operated a fleet of approximately 104 company vehicles and 81 owner operated vehicles, and also provides integrated vehicle logistics management services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition of ATI."

Operations and Services Provided

Transport

     The Company provides new and used automobile transport services for a wide range of customers, including leasing companies, automobile manufacturers, automobile dealers, automobile auction companies, insurance companies, brokers and individuals. With respect to new automobiles, transport services typically begin with a telephone call or other communication from an automobile manufacturer or dealer requesting the transportation of a specified number of vehicles between specified locations. A large percentage of the Company's used automobile transport business is derived from automobile auctions, where an on-site Company representative negotiates with individual dealers and auction representatives to transport vehicles to and from the auction. In each case, the dispatcher or auction sales representative records the relevant information, checks the location and status of the Company's vehicle fleet and assigns the job to a particular vehicle. The automobiles are then collected and transported to the requested destination, or an intermediate location for pick up by another Company vehicle.

     The Company typically provides services as needed by a customer and charges the customer according to pre-set rates based on mileage or negotiated flat rates. The Company transports large numbers of new vehicles for automobile manufacturers from ports and railheads to individual dealers pursuant to contracts. During the year ended December 31, 2002, one such customer, a big three automobile manufacturer, represented approximately 10% of the Company's total consolidated net revenue. The loss of this customer could have a material adverse effect on the Company's business, financial condition and results of operations if the Company were not able to replace the lost revenue with revenue from other sources. The Company's contracts with vehicle manufacturers typically have terms of three years or less and may be terminated at any time for material breach. Upon expiration of the initial term, the manufacturer may renew the contract on a year-to-year basis if it is satisfied with the Company's performance. Otherwise, a new contract is awarded pursuant to competitive bidding. The Company's other transport services, which include transporting large numbers of used vehicles from automobile auctions (where off-lease vehicles are sold) to individual dealers, transporting automobiles for dealers who transfer new cars from one region to another, and local collection and delivery support to long-haul automobile transporters, are typically not subject to contracts.

Towing

     The Company provides a broad range of towing services for a diverse group of commercial, government and individual customers in its local markets. Towing services typically begin with a telephone call requesting assistance. The call may come from a law enforcement officer, a commercial fleet dispatcher, a private business or an individual. The dispatcher records the relevant information regarding the vehicle or equipment to be towed or recovered, checks the location and status of the division's vehicle fleet (at times using a computerized positioning system) and assigns the job to a particular vehicle. The vehicle or equipment is then collected and towed to one of several locations, depending on the nature of the customer.

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

     Commercial Road Service. The Company provides road services to a broad range of commercial customers, including automobile dealers and repair shops. The Company typically charges a flat fee and mileage premium for these towing services. Commercial road services also include towing of heavy-duty trucks, recreational vehicles, buses and other large vehicles, typically for commercial fleet operators. The Company charges an hourly rate based on the towing vehicle used for these specialized services.

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

Competition

     The markets for towing and transport services are extremely competitive. Competition is based primarily on quality, service, timeliness, price and geographic proximity. The Company competes with certain large transport companies on a national and regional basis and with certain large towing companies on a regional and local basis, some of which may have greater financial and marketing resources than the Company. The Company also competes with thousands of smaller local companies, which may have lower overhead cost structures than the Company and may, therefore, be able to provide their services at lower rates than the Company. The Company believes that it is able to compete effectively because of its commitment to high quality service, geographic scope, broad range of services offered, experienced management and operational economies of scale.

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

Dispatch and Information Systems

     The Company currently relies on a combination of common operating systems and systems used by acquired divisions prior to their acquisition for its transport and towing divisional dispatch and other administrative functions. Each of the operating systems used by the Company's divisions are linked with the Company's enterprise system. The Company has an information systems services agreement, which expires in June 2004, with Syntegra (USA) Inc. ("Syntegra") pursuant to which Syntegra provides data center, desktop and help desk support services to the Company. The Syntegra agreement is terminable by the Company upon 90 days notice and the payment by the Company of an early termination fee of the lessor of six times the monthly service fee or the monthly service fee times the number of months remaining in the initial term of the agreement. The Company anticipates that it will need to update and expand its information systems, or develop or purchase and implement new systems in the future. The Company expects that any such upgrade, expansion of existing systems or development, purchase or implementation of new systems will require substantial capital expenditures. In conjunction with Syntegra, the Company intends to continue to re-evaluate its information system needs and take appropriate action to improve the utility and cost-effectiveness of its information systems, subject to available funds.

Government Regulation and Environmental Matters

     Towing and transport services are subject to various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety. The Company's vehicles and facilities are subject to periodic inspection by the United States Department of Transportation and similar state and local agencies to monitor compliance with such laws and regulations. The Company's failure to comply with such laws and regulations could subject the Company to substantial fines and could lead to the closure of operations that are not in compliance. Companies providing towing and transport services are required to have numerous federal, state and local licenses and permits. Failure by the Company to obtain or maintain such licenses and permits could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Seasonality

     The demand for towing and transport services is subject to seasonal and other variations. Specifically, the demand for towing services is generally highest in extreme or inclement weather, such as heat, cold, rain and snow. Although the demand for automobile transport tends to be strongest in the months with the mildest weather, since extreme or inclement weather tends to slow the delivery of vehicles, the demand for automobile transport is also a function of the timing and volume of lease originations, new car model changeovers, dealer inventories, and new and used auto sales.

Employees

     As of December 31, 2002, the Company had approximately 1,726 employees, leased an additional 237 employees and used approximately 523 independent contractors. The Company believes that it has a satisfactory relationship with its employees. None of the Company's employees are currently members of unions.

Available Information

     The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission ("SEC") are available without charge through the Internet, at our website: www.unitedroad.com. A hyperlink to the SEC archives for the Company is located at the investor information section of our website. These same reports are also available free of charge by written request to:

                               Investor Relations
                           United Road Services, Inc.
                             17 Computer Drive West
                                Albany, NY 12205

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

     The following discussion outlines certain factors that could affect the Company's financial condition and results of operations for 2003 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company.

Limited Combined Operating History; Risks of Integrating and Operating Acquired Companies

     The Company conducted no operations and generated no net revenue prior to its initial public offering in May 1998. At the time of its initial public offering, the Company purchased seven towing, recovery and transport businesses. Between May 6, 1998 and May 5, 1999, the Company acquired a total of 49 additional businesses. On January 16, 2002, the Company acquired ATI in a stock purchase transaction. Prior to their acquisition by the Company, such companies were operated as independent entities. A number of these businesses, now operating as divisions of the Company, have experienced performance difficulties since being acquired by the Company. As a result, a number of those divisions have been sold or closed since their acquisition by the Company. There can be no assurance that the Company will be able to improve the profitability of its underperforming businesses or that it will be able to operate the combined enterprise on a profitable basis.

Risks Related to Improving Profitability

     A key element of the Company's business strategy is to increase the revenue and improve the profitability of the companies it has acquired. The Company seeks to enhance its revenue by increasing asset utilization, deploying new equipment and drivers if and when appropriate and expanding both the scope of services the Company offers and its customer base. The Company's ability to increase revenue will be affected by various factors, including the availability of capital to invest in new equipment, the demand for towing and transport services, the level of competition in the industry, and the Company's ability to attract and retain a sufficient number of qualified personnel.

     The Company is also seeking to improve its profitability by various means, including eliminating duplicative operating costs and overhead, decreasing unnecessary administrative, systems and other costs, and capitalizing on its purchasing power. The Company's ability to improve profitability will be affected by various factors, including without limitation unexpected increases in operating or administrative costs, the Company's ability to benefit from the elimination of redundant operations and the strength of the Company's management on a national, regional and local level. Many of these factors are beyond the Company's control. There can be no assurance that the Company will be successful in increasing revenue or improving its profitability.

Availability of Capital

     The Company's ability to execute its business strategy will depend to a great extent on the availability of capital. In the past three years, the Company has experienced, and may continue to experience, a reduced level of operating cash flow. While management continues to explore opportunities to improve the Company's liquidity through, among other things, the divestiture of certain operating divisions, the closure or divestiture of unprofitable divisions, consolidation of operating locations, reduction of operating costs and the marketing of towing and transport services to new customers in strategic market locations, there can be no assurance that such efforts will be successful in improving the Company's cash flow. The Company's cash flow may continue to decrease as a result of a number of factors relating to the Company's operations, including a decrease in demand for the Company's transport and/or towing services, the Company's inability to reduce its costs or improve the profitability of its operating divisions, increased fuel, insurance or other costs of operations and increased expenditures required by changes in applicable regulations.

     The Company's senior revolving credit facility requires the Company, among other things, to comply with certain financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum ratios of EBITDA to fixed charges and minimum levels of liquidity. The revolving credit facility also contains covenants requiring the Company, among other things and subject to specified exceptions, to (a) make certain prepayments against principal, (b) maintain specified cash management systems, (c) maintain specified insurance protection, (d) refrain from commercial transactions, management agreements, service agreements and borrowing transactions with certain related parties, (e) refrain from making payments of cash dividends and other distributions to equity holders, payments in respect of subordinated debt, payments of management fees to certain affiliates and redemption of capital stock, (f) refrain from mergers, acquisitions or sales of capital stock or a substantial portion of the assets of the Company or its subsidiaries, and (g) refrain from direct or indirect changes in control.

     In December 2002, the Company notified its banks that the Company would fail to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charge covenants in the credit facility for the period ended December 31, 2002. While the Company intends to request a waiver of such violations from its bank group, there can be no assurance that such waiver will be granted. The failure by the Company to obtain a waiver would result in an immediate obligation to repay all amounts outstanding under the credit facility. In such event, it would be necessary for the Company to raise additional capital, through the issuance of debt or equity securities, refinancing of its debt or sales of assets, which may not be possible on satisfactory terms, or at all. If the banks were to accelerate repayment of amounts due under the credit facility, it would cause a default under the debentures issued to Charter URS, LLC ("Charterhouse"). In the event of a default under the debentures, Charterhouse could accelerate repayment of all amounts outstanding under the debentures, subject to the credit facility banks' priority. In such event, repayment of the debentures would be required only if the credit facility was paid in full or the banks under the credit facility granted their express written consent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." If a waiver of the existing covenant violations is granted, the Company may be required to enter into an amendment to the credit facility which contains more stringent conditions on the Company's borrowing capability or its activities or requires the Company to pay substantial fees to the banks.

     The Company's inability to meet the financial or other covenants contained in the revolving credit facility in the future, or decreases in the net orderly liquidation value of the Company's vehicles, could result in limitations on the Company's borrowing ability, which would negatively affect the Company's cash flow. The Company's ability to meet the financial covenants contained in the revolving credit facility is directly related to the Company's operating performance, and therefore could be affected by the factors relating to the Company's operations described elsewhere herein.

     Unless it is successful in improving its cash flow from operations, the Company may not be able to fund its working capital needs and thus may not be able to continue as a going concern or invest in its longer-term growth strategy. In the event that the Company is not able to fund its liquidity needs from cash flow from operations and/or borrowings under its credit facility, it would be necessary for the Company to raise additional capital, through the issuance of debt or equity securities, refinancing of its debt or sales of assets, which may not be possible on satisfactory terms, or at all.

Competition

     The market for towing and transport services is extremely competitive. Such competition is based primarily on quality, service, timeliness, price and geographic proximity. The Company competes with certain large transport companies on a national and regional basis and certain large towing companies on a regional and local basis, some of which may have greater financial and marketing resources than the Company. The Company also competes with thousands of smaller local companies, which may have lower overhead cost structures than the Company and may, therefore, be able to provide their services at lower rates than the Company.

Information Systems

     The Company currently relies on a combination of common operating systems and systems used by acquired divisions prior to their acquisition for its transport and towing divisional dispatch and other administrative functions. The Company anticipates that it will need to update and expand its information systems, or develop or purchase and implement new systems in the future. The Company expects that any update or expansion of its existing systems or any development, purchase or implementation of new systems will require the Company to make substantial capital expenditures, which could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company could encounter unexpected delays in developing and implementing new systems, which could interfere with its business. Any significant interruption in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Customer Relationships and Contracts

     The Company provides transport services to certain automobile manufacturers and other commercial customers under contracts, which typically have terms of three years or less and may be terminated at any time for material breach. Upon expiration of the initial term of these contracts, the manufacturer typically may renew the contract on a year-to-year basis if it is satisfied with the Company's performance. Otherwise, a new contract is awarded pursuant to competitive bidding. The Company also provides towing services to certain municipalities and a number of law enforcement agencies under contracts. These towing contracts usually have terms of five years or less, may be terminated at any time for material breach, and typically are subject to competitive bidding upon expiration. The Company has towing and transport contracts representing approximately $24.5 million in annual revenue that are scheduled to expire during 2003. It is possible that some or all of these transport or towing contracts may not be renewed upon expiration or may be renewed on terms less favorable to the Company based upon prevailing economic conditions at the time of renewal. It is also possible that at some future time more of the Company's customers may implement a competitive bidding process for the award of transport or towing contracts. The Company has no formal contract with a large number of its customers, and it is possible that one or more customers could elect, at any time, to stop utilizing the Company's services.

     During the year ended December 31, 2002, one of the Company's transport customers, a big three automobile manufacturer, represented approximately 10% of the Company's total consolidated net revenue. The loss of this customer could have a material adverse effect on the Company's business, financial condition and results of operations if the Company were not able to replace the lost revenue with revenue from other sources.

Regulation

     Towing and transport services are subject to various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety. The Company's vehicles and facilities are subject to periodic inspection by the United States Department of Transportation and similar state and local agencies to monitor compliance with such laws and regulations. The Company's failure to comply with such laws and regulations could subject the Company to substantial fines and could lead to the closure of operations that are not in compliance. Companies providing towing and transport services are required to have numerous federal, state and local licenses and permits. Failure by the Company to obtain or maintain such licenses and permits could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Quarterly Fluctuations of Operating Results

     The Company has experienced, and may continue to experience, significant fluctuations in quarterly operating results due to a number of factors. These factors could include: (i) the Company's success in improving operating efficiency and profitability, and in integrating its acquired businesses; (ii) the loss of significant customers or contracts; (iii) the timing of expenditures for new equipment and the disposition of used equipment; (iv) price changes in response to competitive factors; (v) changes in the general level of demand for towing and transport services; (vi) event-driven variations in the demand for towing and transport services; (vii) the availability of capital to fund operations, including expenditures for new and replacement equipment; (viii) changes in applicable regulations, including but not limited to various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety; (ix) fluctuations in fuel, insurance, labor and other operating costs; and (x) general economic conditions. As a result, operating results for any one quarter should not be relied upon as an indication or guarantee of performance in future quarters.

Seasonality

     The demand for towing and transport services is subject to seasonal and other variations. Specifically, the demand for towing services is generally highest in extreme or inclement weather, such as heat, cold, rain and snow. Although the demand for automobile transport tends to be strongest in the months with the mildest weather, since extreme or inclement weather tends to slow the delivery of vehicles, the demand for automobile transport is also a function of the timing and volume of lease originations, new car model changeovers, dealer inventories and new and used auto sales.

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

     The Company's operating facilities are managed by regional and local managers who have substantial experience and knowledge of the local towing and transport markets served by the Company. Such managers include former owners and employees of businesses the Company has acquired. The loss of one or more of these managers could have a material adverse effect on the Company's business, financial condition and results of operations if the Company is unable to find a suitable replacement in a timely manner.

     The timely, professional and dependable service demanded by towing and transport customers requires an adequate supply of skilled dispatchers, drivers and support personnel. Accordingly, the Company's success will depend on its ability to employ, train and retain the personnel necessary to meet its service requirements. From time to time, and in particular areas, there are shortages of skilled personnel. In the future, the Company may not be able to maintain an adequate skilled labor force necessary to operate efficiently, the Company's labor expenses may increase as a result of a shortage in supply of skilled personnel, or the Company may have to curtail its operations as a result of labor shortages.

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

Control by Principal Stockholder

     Blue Truck Acquisition, LLC ("Blue Truck"), a Delaware limited liability company controlled by KPS Special Situations Fund, L.P. ("KPS"), owns shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") convertible into approximately 77.7% of the Company's common stock. Blue Truck is entitled to vote the shares of Series A Preferred Stock on an as-converted basis on all matters submitted to a vote of the Company's stockholders, except elections of directors. In addition, Blue Truck currently has the right to designate and elect a majority of the Board of Directors. As a result, Blue Truck has effective control of the Company, including the power to direct the Company's policies and to determine the outcome of all matters submitted to a vote of the Company's stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

ITEM 2. Properties

     As of December 31, 2002, the Company operated 28 divisions, consisting of 79 facilities located in 25 states. These properties consisted of 38 facilities used to garage, repair and maintain towing vehicles, impound and store towed vehicles, conduct lien sales and auctions and house administrative and dispatch operations for the Company's towing operations, and 41 facilities used as marshalling sites and to garage, repair and maintain transport vehicles and house administrative and dispatch operations for the Company's transport operations. All of the Company's facilities are leased from other parties. As of December 31, 2002, the Company's headquarters consisted of approximately 12,500 square feet of leased space in Albany, New York.

     As of December 31, 2002, the Company operated a fleet of approximately 641 towing vehicles and approximately 717 transport vehicles. The Company believes that its vehicles are generally well-maintained and adequate for its current operations.

ITEM 3. Legal Proceedings

     On October 17, 2001, David J. Floyd, the former owner of Falcon Towing and Auto Delivery, Inc. ("Falcon"), one of the businesses acquired by the Company in connection with the Company's initial public offering, filed suit against the Company in the United States District Court, Northern District of New York. Mr. Floyd is a beneficial owner of greater than 5% of the Company's common stock. See "Security Ownership of Certain Beneficial Owners and Management." In his complaint, Mr. Floyd claims that the Company failed to pay earnout payments allegedly owed to Mr. Floyd under the merger agreement entered into with respect to the Falcon acquisition. In November 2001, the Company filed an answer to the complaint, denying Mr. Floyd's claims. In February 2002, the case was transferred to the United States District Court, Southern District of New York. After the close of discovery, Mr. Floyd has asserted that his damages as of November 2002 were $328,000. The Company intends to defend this action vigorously.

     From time to time the Company is a party to litigation arising in the ordinary course of its business (most of which involves claims for personal injury or property damage incurred in connection with the Company's operations). The Company does not believe that any such litigation in which the Company is currently involved will have a material adverse effect on its business, financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

     (a)  None

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock was quoted on the Nasdaq National Market under the symbol "URSI" from May 1, 1998 through May 22, 2000 when the Company was delisted from Nasdaq. On May 22, 2000, the common stock began to be traded over-the-counter and quoted on the OTC Bulletin Board under the symbol "URSI." The table below sets forth the high and low sale prices for the Common Stock on the Nasdaq National Market or the OTC Bulletin Board, as applicable, for the periods indicated. All share prices have been adjusted to give effect to the one-for-ten reverse split of the outstanding common stock effected as of May 4, 2000 (the "Reverse Stock Split"). The prices presented for the period from January 1, 2000 through December 31, 2002 reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not reflect actual transactions.

      2000                                                   High        Low
      ----                                                   ----        ---
     First Quarter......................................   29.6875       12.50
     Second Quarter.....................................    18.125      3.0625
     Third Quarter......................................      3.50        1.81
     Fourth Quarter.....................................      2.23        0.45

      2001                                                    High        Low
      ----                                                    ----        ---
     First Quarter......................................      0.81        0.41
     Second Quarter.....................................      0.53        0.24
     Third Quarter......................................      0.51        0.25
     Fourth Quarter.....................................      0.45        0.23

     2002                                                     High        Low
     ----                                                     ----        ---
     First Quarter......................................      0.62        0.27
     Second Quarter.....................................      0.62        0.32
     Third Quarter......................................      0.50        0.30
     Fourth Quarter.....................................      0.40        0.15

     As of March 12, 2003, there were 234 record holders of the Company's common stock.

     The Company has never paid any cash dividends on its common stock and does not intend to pay any such dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, the Company's financial condition, restrictions in financing agreements and other factors deemed relevant by the Company's Board of Directors. The payment of dividends by the Company is restricted by the Company's revolving credit facility, the Certificate of Designations for its Series A Preferred Stock and the Amended and Restated Purchase Agreement between the Company and Charterhouse (the "Amended Charterhouse Purchase Agreement").

Sale of Unregistered Securities

     On December 31, 2002, the Company issued approximately $2.0 million aggregate principal amount of debentures to Charterhouse, which represented the quarterly payment-in-kind interest payment due with respect to $100.6 million aggregate principal amount of debentures previously issued to Charterhouse.

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

ITEM 6.   Selected Financial Data

     The following selected consolidated financial data as of December 31, 2002, 2001, 2000, 1999, and 1998 and for the years ended December 31, 2002, 2001,
2000, 1999 and 1998, have been taken from the consolidated financial statements of the Company.

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the related notes included elsewhere in this Report. The "Overview" included within "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes a description of acquisition, closure, consolidation and disposition activity that has had an impact on the following selected financial data.

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                           2002           2001           2000            1999            1998
                                                           ----           ----           ----            ----            ----
                                                                 (In thousands, except per share amounts and share data)
 Consolidated Statement of Operations
    Data--United Road Services, Inc.:

 Net revenue.......................................     $   248,695    $   226,529    $   246,566    $     255,112    $    87,919
 Cost of revenue...................................         213,989        193,503        212,651          202,588         64,765
                                                        -----------    -----------    -----------    -------------    -----------
 Gross profit......................................          34,706         33,026         33,915           52,524         23,154
 Selling, general and administrative expenses......          35,452         36,129         43,514           42,139         12,428
 Goodwill amortization.............................              --          2,063          3,710            5,439          1,745
 Impairment charge.................................          28,605             --        129,455           28,281             --
                                                        -----------    -----------    -----------    -------------    -----------
 Income (loss) from operations.....................         (29,351)        (5,166)      (142,764)         (23,335)         8,981
 Interest income (expense) and other, net..........         (11,659)       (11,566)       (14,322)         (11,523)        (1,086)
                                                        -----------    -----------    -----------    -------------    -----------
 Income (loss) before income taxes and
 cumulative effect of change in accounting
 principle.........................................         (41,012)       (16,732)      (157,086)         (34,858)         7,895
 Income tax expense (benefit)......................             276         (3,073)         1,846           (5,158)         3,503
                                                        -----------    -----------    -----------    -------------    -----------
 Income (loss) before cumulative effect of
 change in accounting principle....................         (41,288)       (13,659)      (158,932)         (29,700)         4,392
 Cumulative effect of change in accounting
 principle.........................................         (43,364)            --             --               --             --
                                                        -----------    -----------    -----------    -------------    -----------
 Net income (loss).................................     $   (84,652)   $   (13,659)   $  (158,932)   $     (29,700)   $     4,392
                                                        ===========    ===========    ===========    =============    ===========
 Basic net income (loss) per share.................     $    (40.57)   $     (6.52)   $    (81.95)   $      (17.54)   $      4.30
                                                        ===========    ===========    ===========    =============    ===========
 Diluted net income (loss) per share...............     $    (40.57)   $     (6.52)   $    (81.95)   $      (17.54)   $      4.23
                                                        ===========    ===========    ===========    =============    ===========
 Shares used in computing basic net income
 (loss) per share..................................       2,086,475      2,096,248      1,939,337        1,693,311      1,022,181
                                                        ===========    ===========    ===========    =============    ===========
 Shares used in computing diluted net income
 (loss) per share..................................       2,086,475(1)   2,096,248(1)   1,939,337(1)     1,693,311(1)   1,038,991(2)
                                                        ===========    ===========    ===========    =============    ===========

                                                                                    At December 31,
                                                                                    ---------------
                                                           2002           2001           2000            1999            1998
                                                         --------       --------       --------        --------        --------
 Balance Sheet Data -- United Road
 Services, Inc.:
 Working capital (deficit).........................     $  (138,744)   $   (32,390)   $   (28,201)   $     (34,208)   $     9,330
 Total assets......................................          97,767        171,790        178,393          322,445        248,732
 Long-term obligations, excluding current
    installments...................................              81         94,855         88,115           82,758         65,255
 Stockholders' equity (deficit)....................         (69,069)        17,222         32,606          166,413        163,766

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

Forward-Looking Statements

     From time to time, in written reports and oral statements, management may discuss its expectations regarding the Company's future performance. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or other actions taken or to be taken by the Company, including the impact of such plans, strategies or actions on the Company's results of operations or components thereof, projected or anticipated benefits from operational changes, acquisitions or dispositions made or to be made by the Company, or projections, involving anticipated revenues, costs, earnings or other aspects of the Company's results of operations. The words "expect," "believe," "anticipate," "project," "estimate," "intend" and similar expressions, and their opposites, are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance but rather are based on currently available competitive, financial and economic data and management's operating plans. These forward-looking statements involve risks and uncertainties that could render actual results materially different from management's expectations. Such risks and uncertainties include, without limitation, risks related to the Company's limited operating history and its ability to integrate acquired companies, risks related to the Company's ability to successfully improve the profitability of its acquired businesses, the availability of capital to fund operations, including expenditures for new and replacement equipment, risks related to the adequacy, functionality, sufficiency and cost of the Company's information systems, the loss of significant customers and contracts, changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training, record- keeping and workplace safety, potential exposure to environmental and other unknown or contingent liabilities, risks associated with the Company's labor relations, risks related to the adequacy of the Company's insurance, changes in the general level of demand for towing and transport services, price changes in response to competitive factors, risks related to fuel, insurance, labor and other operating costs, risks related to the loss of key personnel and the Company's ability to maintain an adequate skilled labor force, seasonal and other event-driven variations in the demand for towing and transport services, risks resulting from the over-the-counter trading of the Company's common stock, general economic conditions, and other risk factors described herein and in other reports filed by the Company with the Securities and Exchange Commission (the "Risk Factors"). All statements herein that are not statements of historical fact are forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that those expectations will prove to have been correct. All written forward-looking statements by or attributable to management in this Report are expressly qualified in their entirety by the Risk Factors. Investors must recognize that events could turn out to be significantly different from what management currently expects.

Overview

     The Company operates in two reportable operating segments: (1) transport and (2) towing. Through its transport segment, the Company provides transport services for new and used vehicles to a broad range of customers throughout the United States. Through its towing segment, the Company provides a variety of towing services in its local markets, including towing, impounding and storage of motor vehicles, conducting lien sales and auctions of abandoned vehicles, towing heavy equipment and towing heavy-duty commercial and recreational vehicles. The Company's customers include commercial entities, such as automobile manufacturers, automobile leasing companies, insurance companies, automobile auction companies, automobile dealers, repair shops and fleet operators; law enforcement agencies such as police, sheriff and highway patrol departments; and individual motorists.

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

     Management's discussion and analysis addresses the Company's historical results of operations and financial condition as shown in its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000.

     Between May 1998 and May 1999, the Company acquired a total of 56 towing, recovery and transport service businesses. During the third quarter of 1999, the Company made the strategic decision not to pursue its acquisition program in the near term in order to allow the Company to focus primarily on integrating and profitably operating its acquired businesses. Prior to the Company's acquisition of Auction Transport, Inc. ("ATI") in January 2002, the Company had not completed any acquisitions since May 5, 1999. The goal of the Company's revised business strategy is to improve the operational efficiency and profitability of its existing businesses in order to build a stable platform for future growth. As part of this business strategy, the Company has closed, consolidated or sold several operating locations. As of December 31, 2002, the Company operated a network of 11 transport divisions and 17 towing divisions located in a total of 25 states. During 2002, approximately 66.2% of the Company's net revenue was derived from the provision of transport services and approximately 33.8% of its net revenue was derived from the provision of towing services.

     On January 16, 2002, the Company acquired ATI from a subsidiary of Manheim in a stock purchase transaction. ATI provides automobile transport services to various Manheim auction locations and on a for hire basis. The Company did not make any cash payments to Manheim upon the closing of the ATI acquisition, but assumed certain operating lease payments relating to ATI's operations. The value of the net assets acquired by the Company, excluding contingent consideration relating to a five year service agreement and the assumption of $7.0 million of future operating lease payments, was $1.3 million. In connection with the transaction, Manheim has provided revenue guarantees to the Company over the duration of the operating lease payments assumed by the Company. In addition, Manheim is required to pay the Company a transaction-related fee of $1.0 million, $500,000 of which was paid upon the closing of the transaction and the remainder of which is payable no later than December 31, 2003. The full $1.0 million payment has been included in the calculation of the net assets acquired by the Company.

     All of the acquisitions completed by the Company were accounted for using the purchase method of accounting. As a result, the amount by which the fair value of the consideration paid exceeded the fair value of the net assets purchased by the Company was recorded as goodwill. From the respective acquisition dates to December 31, 2001, this goodwill was amortized, using its estimated useful life of 40 years, as a non-cash charge to operating income. Upon adopting Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", the Company ceased to amortize goodwill related to its prior acquisitions. In lieu of amortization, the Company performed an initial impairment review of its goodwill in January 2002 and an annual impairment review as of December 31, 2002. See "Critical Accounting Policies and Estimates -- Valuation of Long-Lived Assets and Goodwill".

     Upon adoption of SFAS No. 142, the Company recorded an impairment loss of $43.4 million ($25.4 million relating to the transport operating segment and $18.0 million relating to the towing operating segment) as the cumulative effect of a change in accounting principle. This impairment primarily resulted from a change in the criteria for the measurement of impairment from an undiscounted to a discounted cash flow method and the criteria for classification of reporting units. During the fourth quarter of 2002, in connection with its analysis under SFAS No. 142, the Company performed a review of its long-lived assets related to the recoverability of goodwill, and as described in note 3 of the consolidated financial statements, recorded an impairment charge of $28.6 million.

     In the second quarter of 2000, based upon a comprehensive review of the Company's long-lived assets in accordance with SFAS No. 121 and an analysis of the recoverability of goodwill under Accounting Principles Board ("APB") Opinion No. 17, the Company recorded impairments of long-lived assets and goodwill of $129.5 million.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles and related disclosures requires management to make estimates and assumptions that affect:

..    the amounts reported for assets and liabilities;
..    the disclosure of contingent assets and liabilities at the date of the financial statements; and
..    the amounts reported for revenues and expenses during the reporting period.

     Specifically the Company's management must use estimates in determining the economic useful lives of assets, provisions for uncollectable accounts receivable, exposures under self-insurance plans and various other recorded or disclosed amounts. Therefore, the Company's financial statements and related disclosures are necessarily affected by these estimates. Management evaluates these estimates on an ongoing basis, utilizing historical experience and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the estimates. To the extent that actual outcomes differ from management's estimates, or additional facts and circumstances cause management to revise its estimates, the Company's financial position as reflected in its financial statements will be affected. Any effects on business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

     Management believes that the following are the Company's most critical accounting policies affected by the estimates and assumptions the Company must make in the preparation of its financial statements and related disclosures:

     Revenue Recognition. The Company derives revenue from towing and transport services based on distance, time or fixed charges and from related impounding, storage and other fees. Transport revenue is recognized upon the delivery of vehicles or equipment to their final destination, towing revenue is recognized at the completion of each towing engagement and revenue from impounding, storage, lien sales, repairs and auctions is recorded when the service is performed or when title to the vehicle has been transferred. Expenses related to the generation of revenue are recognized as incurred.

     Allowance for doubtful accounts. Management must make estimates regarding the uncollectibility of accounts receivable. Management specifically analyzes historical bad debt trends, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company's accounts receivable balance as of December 31, 2002 was $15.1 million, net of an allowance for doubtful accounts of $949,000.

     Accrued insurance. The Company is self-insured up to a certain stop-loss limit for employee health, accident liability and workers' compensation insurance. Therefore, management must make estimates of potential insurance losses related to the then-current accounting period. Significant management judgements and estimates must be made and used in connection with establishing such insurance accruals. Management analyzes historical claim trends and current economic conditions in evaluating the adequacy of the insurance accruals. Material differences could result in the amount and timing of insurance expenses for any period if management were to make different judgements or utilize different estimates. The Company's reserves for health insurance, workers compensation and cargo losses at December 31, 2002 was $6.5 million.

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

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. At December 31, 2002, the Company had a valuation allowance of $21.5 million, due to uncertainties related to the Company's ability to utilize certain deferred tax assets (consisting primarily of certain net operating losses carried forward) before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which the Company's deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact the Company's financial position and results of operations. The Company's deferred tax assets at December 31, 2002 were $37.2 million, which were offset by deferred tax liabilities of $15.7 million and a valuation allowance of $21.5 million, resulting in a net deferred tax asset of zero at December 31, 2002.

     Valuation of long-lived assets and goodwill. The Company evaluates its long-lived assets in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The Company reviews long-lived assets, primarily vehicles and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In valuation, assets held and used are measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows. An impairment would be recognized based on the difference between the fair value of the asset and its carrying value. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized. Rather, goodwill and intangible assets with indefinite useful lives are subject to a periodic impairment test. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized. A discounted cash flow model based upon the Company's weighted average cost of capital was used to determine the fair value of the Company's reporting units for purposes of testing goodwill for impairment. SFAS No. 142 defines a reporting unit as a business for which discrete financial information is available which management regularly reviews and has economic characteristics that differentiate it from other components of the Company. The Company has determined the reporting units within the towing operating segment to be each individual division and within the transport operating segment to be the new vehicle, used vehicle, combined new/used vehicle, and specialty vehicle transport businesses.

accounted for using the purchase method, were evaluated along with the allocated goodwill in the determination of recoverability. Under purchase accounting, goodwill was allocated based on the proportion of the fair value of the long-lived assets acquired to the purchase price of the business acquired. Vehicles are recorded at the lower of cost or fair value as of the date of purchase under purchase accounting. Recoverability of assets, including allocated goodwill, to be held and used was measured by a comparison of the carrying amount of those assets to the undiscounted future operating cash flows expected to be generated by those assets.

Results of Operations

     In the first quarter of 2000, the Company sold one towing division. In the second quarter of 2000, the Company closed two transport divisions and one towing division, and in some cases allocated certain equipment to other divisions. In the third quarter of 2000, the Company closed one towing division and allocated certain equipment to other divisions. In the fourth quarter of 2000, the Company closed two towing divisions and allocated certain equipment to other divisions. In the second quarter of 2001, the Company sold one towing division and closed three transport divisions and allocated certain equipment to other divisions. In the third quarter of 2001, the Company closed one towing division. In the fourth quarter of 2001, the Company sold one towing division. In the third quarter of 2002, the Company closed two transport divisions and allocated certain equipment to other divisions. The transport closures were designed to combine certain management dispatch and administrative functions, while maintaining existing vehicle fleets. The results of the towing and transport divisions closed or sold in 2002, 2001 and 2000 are included in the Company's results of operations for the period prior to sale or closure. In the first quarter of 2002 the Company acquired ATI, a transport business. The Company's operating results for the year ended December 31, 2002 include the operating results of ATI from the date of acquisition. The Company's revenue, cost of revenue and selling, general and administrative expenses were also affected by the sales, closures, reallocations and acquisition described above, as described more fully below.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net Revenue. Net revenue increased $22.2 million, or 9.8%, from $226.5 million for the year ended December 31, 2001 to $248.7 million for the year ended December 31, 2002. Of the net revenue for the year ended December 31, 2002, 66.1% related to transport services and 33.9% related to towing services. Transport net revenue increased $26.9 million, or 19.5%, from $137.6 million for the year ended December 31, 2001 to $164.5 million for the year ended December 31, 2002. The increase in transport net revenue was primarily due to the acquisition of ATI in the first quarter 2002, offset, in part, by the closure of two transport divisions in the third quarter of 2002, the closure of three transport divisions in the second quarter of 2001 and the weak performance of the majority of the Company's used and specialty vehicle transport businesses due to the decreased demand for these vehicle transport services as compared to the prior year. Towing net revenue decreased $4.7 million, or 5.3%, from $88.9 million for the year ended December 31, 2001 to $84.2 million for the year ended December 31, 2002. The decrease in towing net revenue was primarily due to the closure of one towing division and the sale of two other towing divisions during 2001 offset, in part, by the improved performance of several of the Company's towing divisions due to increased demand for towing services as compared to the prior year.

     Cost of Revenue. Cost of revenue, including depreciation, increased $20.5 million, or 10.6%, from $193.5 million for the year ended December 31, 2001 to $214.0 million for the year ended December 31, 2002. Transport cost of revenue increased $26.2 million, or 21.7%, from $120.8 million for the year ended December 31, 2001 to $147.0 million for the year ended December 31, 2002. The principal components of the increase in transport cost of revenue consisted of an increase in costs of subcontractors and brokers of $12.0 million, an increase in transport operating labor costs of $7.3 million and an increase in equipment rental costs of $2.1 million (each of which was due, in part, to the acquisition of ATI in the first quarter of 2002 offset, in part, by the closure of divisions in 2002 and 2001) and an increase in insurance expense of $2.0 million. Towing cost of revenue decreased $5.7 million, or 7.8%, from $72.7 million for the year ended December 31, 2001 to $67.0 million for the year ended December 31, 2002. The principal components of the decrease in towing cost of revenue consisted of a decrease in costs of independent contractors, brokers and subcontractors of $5.1 million, a decrease in vehicle maintenance expense of

$902,000, a decrease in fuel costs of $502,000, and a decrease in occupancy costs of $277,000, each of which was due, in part, to the sale of two towing divisions and the closure of another towing division during 2001, offset, in part, by an increase in scrap car purchases of $683,000 and an increase in insurance expense of $424,000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $677,000, or 1.9%, from $36.1 million for the year ended December 31, 2001 to $35.5 million for the year ended December 31, 2002. Transport selling, general and administrative expenses increased $1.5 million, or 10.8%, from $13.9 million for the year ended December 31, 2001 to $15.4 million for the year ended December 31, 2002. The principal components of the increase in transport selling, general and administrative expenses consisted of an increase in wages and benefits of $506,000, an increase in computer and telecommunication expenses of $517,000, an increase in advertising expense of $223,000, and an increase in travel related expenses of $196,000 (each of which was due, in part, to the acquisition of ATI in the first quarter of 2002). Towing selling, general and administrative expenses decreased $1.0 million, or 8.5%, from $11.8 million for the year ended December 31, 2001 to $10.8 million for the year ended December 31, 2002. The principal components of the decrease in towing selling, general and administrative expenses consisted of a decrease in wages and benefits of $1.2 million and a decrease in advertising expense of $67,000, each of which was due, in part, to the sale of two towing divisions and the closure of another towing division during 2001, offset, in part, by an increase in professional fees of $257,000.

     Corporate selling, general and administrative expenses decreased $1.3 million, or 12.4%, from $10.5 million for the year ended December 31, 2001 to $9.2 million for the year ended December 31, 2002. The decrease in corporate selling, general and administrative expenses was primarily due to a decrease in professional fees of $523,000, a decrease in computer and telecommunication expense of $293,000 and a decrease in bank service charges of $309,000.

     Amortization of Goodwill. Amortization of goodwill decreased $2.1 million, or 100.0%, from $2.1 million for the year ended December 31, 2001 to $0 for the year ended December 31, 2002. The decrease was due to the adoption of SFAS No. 142, on January 1, 2002. The Company's goodwill is no longer subject to amortization under the provisions of SFAS No. 142.

     Impairment Charge. Impairment charges were $28.6 million for the year ended December 31, 2002. These impairment charges represented a non-cash charge related to recoverability of goodwill under the Company's comprehensive review of its long-lived assets in accordance with SFAS No. 142. The 2002 impairment charge included $11.9 million related to the recoverability of goodwill at the Company's transport divisions and $16.7 million related to the recoverability of goodwill at the Company's towing divisions. There was no impairment charge recorded for the year ended December 31, 2001.

     Income (Loss) from Operations. Loss from operations increased $24.2 million, from a loss of $5.2 million for the year ended December 31, 2001 to a loss of $29.4 million for the year ended December 31, 2002. Excluding the effect of impairment charges of $28.6 million in 2002, loss from operations decreased $4.5 million, or 86.5%, from a loss of $5.2 million for the year ended December 31, 2001 to a loss of $745,000 for the year ended December 31, 2002. Transport income from operations decreased $11.8 million, from income of $2.0 million for the year ended December 31, 2001 to a loss of $9.8 million for the year ended December 31, 2002. Excluding the effect of transport impairment charges of $11.9 million in 2002, transport income from operations increased $172,000, or 8.6%, from $2.0 million for the year ended December 31, 2001 to $2.1 million for the year ended December 31, 2002. The increase in transport income from operations was primarily due to a decrease in costs resulting from closure of two transport divisions during 2002 and three transport divisions in 2001, offset, in part, by an increase in labor and fuel expenses related to the acquisition of ATI. Towing income from operations decreased $13.6 million, from income of $3.3 million for the year ended December 31, 2001 to a loss of $10.3 million for the year ended December 31, 2002. Excluding the effect of towing impairment charges of $16.7 million in 2002, towing income from operations increased $3.1 million, or 93.9%, from income of $3.3 million for the year ended December 31, 2001 to income of $6.4 million for the year ended December 31, 2002. The increase in towing income from operations was primarily due to a decrease in labor, fuel and maintenance expenses offset, in part, by the decline in revenue from the closure of one towing division and sale of two other towing divisions during 2001.

     Interest Expense, Net. Interest expense increased $353,000, or 3.1%, from interest expense of $11.5 million for the year ended December 31, 2001 to interest expense of $11.9 million for the year ended December 31, 2002. Interest income increased $81,000 from interest income of $40,000 for the year ended December 31, 2001 to interest income of $121,000 for the year ended December 31, 2002. The increase in interest expense, net was primarily related to the write-off of deferred financing costs of $438,000 related to a decline in the Company's maximum borrowing capacity, offset by a decrease in the effective interest rate which was approximately 8.1% for the year ended December 31, 2002 compared to approximately 8.4% for the year ended December 31, 2001.

     Income Tax Expense. Income tax expense increased $3.4 million, from an income tax benefit of $3.1 million for the year ended December 31, 2001 to an income tax expense of $276,000 for the year ended December 31, 2002.

     The increase in income tax expense was largely due to an increase in the valuation allowance during 2002. In assessing the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. The increase in the valuation allowance related to future tax benefits and the net operating loss reflected as a deferred tax asset was $16.1 million and $1.8 million during the years ended December 31, 2002 and 2001, respectively.

     Cumulative Effect of Change in Accounting Principle. The cumulative effect of change in accounting principle related to the impairment of goodwill under SFAS No. 142 was $43.4 million for year ended December 31, 2002. Of the total cumulative effect of change in accounting principle, $26.0 million was related to the transport operating segment and $17.4 million was related to the towing operating segment.

     Net Loss. Net loss increased $71.0 million from $13.7 million for the year ended December 31, 2001 to $84.7 million for the year ended December 31, 2002. The increase in net loss resulted from the cumulative effect of change in accounting principle of $43.4 million and increased loss from operations of $24.2 million as discussed above.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net Revenue. Net revenue decreased $20.1 million, or 8.2%, from $246.6 million for the year ended December 31, 2000 to $226.5 million for the year ended December 31, 2001. Of the net revenue for the year ended December 31, 2001, 60.8% related to transport services and 39.2% related to towing services. Transport net revenue decreased $13.7 million, or 9.1%, from $151.3 million for the year ended December 31, 2000 to $137.6 million for the year ended December 31, 2001. The decrease in transport net revenue was primarily due to the closure of two transport divisions in the second quarter of 2000 and the closure of three transport divisions in the second quarter of 2001 and the weak performance of the majority of the Company's transport businesses due to decreased demand for new and used vehicle transport services as compared to the prior year, some of which was attributable to the events of September 11, 2001. The events of September 11, 2001 resulted in limited access to the New York City and Long Island service areas from the Company's Newark, New Jersey facility, a lack of movement throughout the country of test vehicles by a major automobile manufacturing customer, reduced activity at certain automobile auctions due to travel limitations and a slow down in the new and used car markets associated with the growing sense of uncertainty about the future of the economy. Towing net revenue decreased $6.4 million, or 6.7%, from $95.3 million for the year ended December 31, 2000 to $88.9 million for the year ended December 31, 2001. The decrease in towing net revenue was primarily due to the closure of three towing divisions during the last six months of 2000, the sale of two towing divisions and the closure of another towing division during 2001 and the weak performance of many of the Company's towing businesses due to decreased demand for towing services as compared to the prior year, some of which was attributable to the events of September 11, 2001. The events of September 11, 2001 resulted in a reduction in impound activity in certain metropolitan areas, reduced towing activity as a result of the substantial reduction in tourism which impacted certain markets.

     Cost of Revenue. Cost of revenue, including depreciation, decreased $19.2 million, or 9.0%, from $212.7 million for the year ended December 31, 2000 to $193.5 million for the year ended December 31, 2001. Transport cost of revenue decreased $10.7 million, or 8.1%, from $131.5 million for the year ended December 31, 2000 to

$120.8 million for the year ended December 31, 2001. The principal components of the decrease in transport cost of revenue consisted of a decrease in the costs of transport independent contractors, brokers and subcontractors of $5.0 million, a decrease in costs of transport operating salaries and wages of $2.7 million and a decrease in fuel costs of $2.6 million (each of which was due, in part, to the closure of two transport divisions in the second quarter of 2000 and the closure of three transport divisions in 2001 and the effect of the decrease in demand for transport services discussed above), offset, in part, by an increase in insurance expense of $833,000. Towing cost of revenue decreased $8.5 million, or 10.5%, from $81.2 million for the year ended December 31, 2000 to $72.7 million for the year ended December 31, 2001. The principal components of the decrease in towing cost of revenue consisted of a decrease in towing operating labor costs of $2.0 million, a decrease in vehicle maintenance expense of $1.0 million, a decrease in fuel costs of $958,000, a decrease in costs of towing independent contractors, brokers and subcontractors of $834,000, a decrease in insurance expense of $741,000 and a decrease in facility, occupancy and related costs of $693,000 (each of which was due, in part, to the sale of one towing division and the closure of four other towing divisions during 2000, the sale of two towing divisions and the closure of another towing division during 2001 and the effect of the decreased demand for towing services discussed above), combined with a decrease in the cost of scrap vehicle purchases of $1.6 million.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.4 million, or 17.0%, from $43.5 million for the year ended December 31, 2000 to $36.1 million for the year ended December 31, 2001. Transport selling, general and administrative expenses decreased $1.2 million, or 7.9%, from $15.1 million for the year ended December 31, 2000 to $13.9 million for the year ended December 31, 2001. The principal components of the decrease in transport selling, general and administrative expenses consisted of a decrease in bad debt expense of $912,000, a decrease in other miscellaneous administration costs of $449,000 and a decrease in computer and telecommunications expenses of $266,000 (each of which was due, in part, to the closure of two transport divisions in the second quarter of 2000 and the closure of three transport divisions in 2001), offset, in part, by an increase in salary and wages of $260,000 and an increase in professional fees of $192,000. Towing selling, general and administrative expenses decreased $2.4 million, or 17.0%, from $14.1 million for the year ended December 31, 2000 to $11.7 million for the year ended December 31, 2001. The principal components of the decrease in towing selling, general and administrative expenses consisted of a decrease in bad debt expense of $1.3 million, a decrease in professional fees of $631,000 and a decrease in miscellaneous administrative expenses of $356,000 (each of which was due, in part, to the sale of one towing division and the closure of four other towing divisions during 2000 and the sale of two towing divisions and the closure of another towing division during 2001), offset, in part, by an increase in salary and wages expense of $262,000.

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

     Impairment Charge. Impairment charges were $129.5 million for the year ended December 31, 2000. These impairment charges consisted of a non-cash charge of $118.1 million related to recoverability of goodwill under APB Opinion No. 17 and a non-cash charge of $11.4 million related to the Company's comprehensive review of its long-lived assets in accordance with SFAS No. 121. The 2000 impairment charge recorded under APB Opinion No. 17 included $75.7 million related to the recoverability of goodwill at the Company's transport divisions and $42.4 million related to the recoverability of goodwill at the Company's towing divisions. The 2000 impairment charge recorded under SFAS No. 121 included impairment charges of $2.5 million on the recorded value of vehicles and equipment at the Company's transport divisions and $2.1 million on the recorded value of vehicles and equipment at the Company's towing divisions and impairment charges of $2.9 million on the recoverability of allocated goodwill at the Company's transport divisions and $3.9 million on the recoverability of allocated goodwill at the Company's towing divisions. No impairment charges were recorded in the year ended December 31, 2001.

     Income (Loss) from Operations. Loss from operations decreased $137.6 million, or 96.4%, from a loss of $142.8 million for the year ended December 31, 2000 to a loss of $5.2 million for the year ended December 31, 2001. Excluding the effect of impairment charges of $129.5 million in 2000, loss from operations decreased $8.1 million, or 60.9%, from a loss of $13.3 million for the year ended December 31, 2000 to a loss of $5.2 million for the year ended December 31, 2001. Transport income from operations increased $80.5 million, or 102.5%, from a loss of $78.5 million for the year ended December 31, 2000 to income of $2.0 million for the year ended December 31, 2001. Excluding the effect of transport impairment charges of $81.1 million in 2000, transport income from operations decreased $630,000, or 24.2%, from $2.6 million for the year ended December 31, 2000 to $2.0 million the year ended December 31, 2001. The decrease in transport income from operations was primarily due to decreased transport revenue, offset, in part by, decreased cost of revenue and selling, general and administrative expenses related to the operation of the transport business segment as described above. Towing income from operations increased $53.3 million, from a loss of $50.0 million for the year ended December 31, 2000 to income of $3.3 million for the year ended December 31, 2001. Excluding the effect of towing impairment charges of $48.4 million in 2000, towing income from operations increased $5.3 million, from a loss of $1.6 million for the year ended December 31, 2000 to income of $3.7 million for the year ended December 31, 2001. The increase in towing income from operations was primarily due to decreased cost of revenue and selling, general and administrative expenses related to the operation of the towing business segment, as described above.

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

     Income Tax Expense (Benefit). Income tax expense decreased $4.9 million, from an income tax expense of $1.8 million for the year ended December 31, 2000 to an income tax benefit of $3.1 million for the year ended December 31, 2001. The decrease in income tax expense was largely due to an ownership change on July 20, 2000 under Internal Revenue Code Section 382, resulting in the limitation of all net operating losses generated by the Company from inception through July 20, 2000. As a result of such limitation, the Company wrote off the tax effect of net operating losses generated prior to 2000 in the amount of $7.1 million and did not record the tax benefit of net operating losses generated from January 1, 2000 through July 20, 2000 in the amount of $6.9 million. During 2000, the Company generated net operating losses subsequent to the July 20, 2000 ownership change resulting in a tax benefit of $8.9 million. In addition, during 2000, the Company established a valuation allowance of $3.7 million against the deferred tax assets. In the year ended December 31, 2001, the Company recorded a tax benefit of $4.8 million, offset, in part, by an increase in the valuation allowance of $1.8 million.

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

Liquidity and Capital Resources

     General

     As of December 31, 2002, the Company had approximately:

     . $315,000 of cash and cash equivalents (representing deposits in transit to GE Capital, as agent under the Company's revolving credit facility) and another $6.7 million available for borrowing under the revolving credit facility,

     . a working capital deficit of approximately $138.7 million (including
       $102.6 million of convertible subordinated debentures and $35.4 million outstanding under the Company's revolving credit facility which, due to the factors described in note 2 to the Company's Consolidated Financial Statements included elsewhere herein, are reflected as current liabilities), and

     . $81,000 of outstanding long-term indebtedness, excluding current installments.

     During the year ended December 31, 2002, the Company provided $12.2 million in cash from operations and used $11.5 million of cash in investing activities. Cash provided by operating activities consisted primarily of a net loss of $84.7 million, offset by $43.3 million related to the cumulative effect of change in accounting principle, impairment of goodwill of $28.6 million and $20.2 million of non-cash depreciation, amortization and interest charges, a decrease in accounts receivable of $2.4 million and an increase in accounts payable of $1.7 million. Of the cash used in investing activities, $13.0 million related to purchases of new vehicles and equipment, offset by proceeds of $1.1 million from the sale of vehicles and equipment and $500,000 received as part of the ATI acquisition. During the year ended December 31, 2002, the Company used $2.1 million in cash for financing activities. Financing activities consisted of net repayments under the Company's revolving credit facility of $2.1 million and payments on capital leases of $56,000.

     Revolving Credit Facility

     On July 20, 2000, the Company and its subsidiaries entered into a revolving credit facility with a group of banks for which GE Capital acts as agent (the "GE Capital Credit Facility"). On the same date, the Company terminated its prior credit facility and repaid all amounts outstanding thereunder.

     The GE Capital Credit Facility has a term of five years. In September 2002, as provided in the GE Capital Credit Facility, the Company exercised the option to reduce the amount of maximum borrowing capacity under the GE Capital Credit Facility from $100.0 million to $75.0 million. The facility includes a letter of credit subfacility of up to $15.0 million. The Company's borrowing capacity under the GE Capital Credit Facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price and the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. The amount of availability based on vehicles amortizes on a straight line basis over a period of five to seven years. Under the GE Capital Credit Facility, the banks have the right to conduct an annual appraisal of the Company's vehicles. All cash receipts are forwarded to GE Capital on a daily basis to pay down the revolver balance, and all working capital and expenditure needs are funded through daily borrowings. As of December 31, 2002, approximately $35.4 million was outstanding under the GE Capital Credit Facility (excluding letters of credit of $13.8 million) and an additional $6.7 million was available for borrowing.

     Interest accrues on amounts borrowed under the GE Capital Credit Facility, at the Company's option, at either the Index Rate (as defined in the facility) plus an applicable margin or the reserve adjusted LIBOR Rate (as defined in the facility) plus an applicable margin. The effective interest rate under the GE Capital Credit Facility for the year ended December 31, 2002 was 8.1%. The rate is subject to adjustment based upon the performance of the Company, the occurrence of an event of default or certain other events.

     The obligations of the Company and its subsidiaries under the facility are secured by a first priority security interest in the existing and after-acquired real and personal, tangible and intangible assets of the Company and its subsidiaries.

     As a result of the reduction in maximum borrowing capacity under the GE Capital Credit Facility in September 2002, the Company recorded a write-off of previously recorded deferred financing costs in the amount of $438,000. This amount was included in interest expense for the year ended December 31, 2002.

     The GE Capital Credit Facility provides for payment by the Company of customary fees and expenses, including an annual monitoring fee of $150,000. In the year ended December 31, 2000, the Company paid approximately $3.0 million in fees (including the monitoring fee) and expenses related to the facility and the Company's sale of Series A Preferred Stock to CFE, Inc. (now known as GE Capital CFE, Inc.), an affiliate of GE Capital ("CFE"). In the year ended December 31, 2001, the Company paid the monitoring fee of $150,000 and paid $212,000 in other fees and expenses related to the facility. At December 31, 2002, $3.1 million of the fees and expenses paid in connection with the facility were recorded as deferred financing costs and will continue to be amortized over the remaining term of the facility.

     The GE Capital Credit Facility requires the Company, among other things, to comply with certain financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum ratios of EBITDA to fixed charges and minimum levels of liquidity. The facility also contains covenants requiring the Company, among other things and subject to specified exceptions, to (a) make certain prepayments against principal, (b) maintain specified cash management systems, (c) maintain specified insurance protection, (d) refrain from commercial transactions, management agreements, service agreements and borrowing transactions with certain related parties, (e) refrain from making payments of cash dividends and other distributions to equity holders, payments in respect of subordinated debt, payments of management fees to certain affiliates and redemption of capital stock, (f) refrain from mergers, acquisitions or sales of capital stock or a substantial portion of the assets of the Company or its subsidiaries, and (g) refrain from direct or indirect changes in control.

     On February 14, 2002, the Company entered into an amendment to the GE Capital Credit Facility under which the banks waived certain financial covenant violations, waived a covenant violation with respect to the banks' consent to the ATI acquisition and provided for the addition of ATI as a borrower under the facility. The amendment reduced the minimum required levels of EBITDA and the minimum required ratios of EBITDA to fixed charges under the facility. The amendment also reduced the minimum liquidity requirement for the period beginning February 15, 2002 and ending March 15, 2002. In addition, the amendment increased the maximum amount of annual operating lease payments the Company and its subsidiaries may make in fiscal years 2002 through 2004. In October 2002, the Company notified GE Capital that the Company had failed to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges covenants in the GE Capital Credit Facility for the nine months ended September 30, 2002. On November 13, 2002, the Company entered into an amendment to the credit facility under which the banks waived the financial covenant violations.

     In December 2002, the Company notified its banks that the Company would fail to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges covenants in the GE Capital Credit Facility for the period ended December 31, 2002. Although, the Company intends to request a waiver of such violations from its bank group, there can be no assurance that such waiver will be granted. The failure by the Company to obtain a waiver would result in an immediate obligation to repay all amounts outstanding under the facility. In such event, it would be necessary for the Company to raise additional capital, through the issuance of debt or equity securities, refinancing of its debt or sale of assets, which may not be possible on satisfactory terms, or at all. If the banks were to accelerate repayment of amounts due under the GE Capital Credit Facility, it would cause a default under the debentures issued to Charter URS, LLC ("Charterhouse"). In the event of a default under the debentures, Charterhouse could accelerate repayment of all amounts outstanding under the debentures, subject to the GE Capital Credit Facility banks' priority. In such event, repayment of the debentures would be required only if the GE Capital Credit Facility was paid in full or the banks under the GE Capital Credit Facility granted their express written consent. If a waiver is granted, the Company may be required to enter into an amendment to the credit facility which contains more stringent conditions on the Company's borrowing capability or its activities or requires the Company to pay substantial fees to the banks.

     The Company's inability to meet the financial or other covenants contained in the GE Capital Credit Facility in the future or decreases in the net orderly liquidation value of the Company's vehicles, in the future could result in limitations on the Company's borrowing ability, which would negatively affect the Company's cash flow. The Company's ability to meet the financial covenants contained in the facility is directly related to the Company's operating performance, and therefore could be affected by the factors relating to the Company's operations described elsewhere herein.

     In June 2002, the Company renewed its property and casualty insurance programs. This renewal was funded through a premium financing arrangement requiring a payment of $1.4 million at signing and $3.2 million over the succeeding nine months. At December 31, 2002, the Company has recorded prepaid insurance of $1.8 million and accrued expenses and other current liabilities of $724,000 in connection therewith.

     Lease Arrangements

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

     The following table shows, as of December 31, 2002, the Company's future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year).

                                                                   Operating leases
                                                                   ----------------
                                                                   ($ in thousands)

                   Year ending December 31,                Related Party      Other   Total
                   ------------------------                -------------      -----   -----
          2003 ..........................................        $ 1,556      4,106   5,662
          2004 ..........................................            499      3,400   3,899
          2005 ..........................................            357      2,498   2,855
          2006 ..........................................            263        872   1,135
          2007 ..........................................            118        323     441
          Thereafter ....................................          1,360          2   1,362
                                                                 -------    -------  ------
          Future minimum lease payments .................        $ 4,153     11,201  15,354
                                                                 =======    =======  ======

     Preferred Stock Dividends and Debenture Interest

     The terms of the Company's Series A Preferred Stock provide that, prior to July 20, 2008, holders of outstanding Series A Preferred Stock are entitled to receive cumulative dividends on each share of Series A Preferred Stock each quarter at the annual rate of (i) 5.5% until July 20, 2006, and (ii) 5.0% thereafter, of the Series A Preferred Base Liquidation Amount (as defined below). The "Series A Preferred Base Liquidation Amount" is equal to the purchase price per share of the Series A Preferred Stock ($40.778), subject to certain adjustments. The dividends are payable in cash at the end of each quarter or, at the election of the Company, will cumulate to the extent unpaid. In the event that the Company elects to cumulate such dividends, dividends will also cumulate on the amount cumulated at the same rate. Once the election to cumulate a dividend has been made, the Company may no longer pay such dividend in cash, other than in connection with a liquidation, dissolution or winding up of the Company. The Company has never paid cash dividends on the Series A Preferred Stock and, as a result, aggregate dividends of approximately $3.9 million had accumulated on the Series A Preferred Stock as of December 31, 2002. Holders of the Series A Preferred Stock are entitled to participate in all dividends payable to holders of the Company's common stock. The Company's obligation to pay dividends terminates on July 20, 2008, or earlier if the Company's common stock trades above a specified price level.

     The debentures issued to Charterhouse bear interest at a rate of 8% annually, payable in-kind for the first five years following issuance, and thereafter either in kind or in cash, at the Company's discretion. As of December 31, 2002, $102.6 million of debentures (including debentures issued as in-kind interest) were outstanding. During the year ended December 31, 2002, the Company recorded $8.2 million in interest expense and deferred financing fees related to the debentures.

     Vehicle and Equipment Expenditures

     The Company spent approximately $13.0 million on purchases of vehicles and equipment during the year ended December 31, 2002. These expenditures were primarily for the purchase of, and capitalized service life extension of, transport and towing vehicles. During the year ended December 31, 2002, the Company made expenditures of $3.7 million on towing vehicles and $8.3 million on transport vehicles. These expenditures were financed primarily with cash flow from operations and borrowings under the GE Capital Credit Facility. As of December 31, 2002, the Company is under a commitment to pay approximately $4.7 million for the purchase of 27 transport and 10 towing vehicles.

     Information Systems Expenditures

     During 2002, the Company spent approximately $1.9 million for the management of its data center and the maintenance of its financial and information systems. Pursuant its agreement with Syntegra, the Company expects to pay Syntegra approximately $2.0 million for these services during 2003. Although it is expected that the Company will need to upgrade and expand its financial and information systems in the future, or develop or purchase and implement new systems, the Company cannot currently quantify the amount that will need to be spent to do so.

     Contractual Obligations

     The following table discloses the Company's obligations and commitments to make future payments under contracts:

                                                               Payments Due by Period
                                                               ----------------------
                                                                  ($ in thousands)
                                           Total      Less than 1     1-3 Years     4-5 Years    After 5 Years
                                           -----      -----------     ---------     ---------    -------------
Borrowings under Credit Facility.....    $  35,352         35,352            --            --               --

Long-Term Debt.......................      102,600        102,600            --            --               --

Capital Lease Obligations............          156             75            81            --               --

Operating Leases.....................       15,354          5,662         6,754         1,576            1,362

IT Outsourcing.......................        2,997          1,968         1,029            --               --

Capital Expenditures ................        4,681          4,681            --            --               --
                                         ---------      ---------     ---------     ---------         --------
Total................................    $ 161,140        150,338         7,864         1,576            1,362
                                         =========      =========     =========     =========         ========

     In the normal course of its business, the Company is a party to letters of credit which are not reflected in the Company's consolidated balance sheets. Such letters of credit are valued based on the amount of exposure under the instrument and the likelihood of performance being requested. At December 31, 2002, the Company had letters of credit outstanding in the aggregate amount of $13.8 million. As of December 31, 2002, no claims had been made against such letters of credit, and management does not expect any material losses resulting from these off-balance sheet instruments.

     Management Fee

     In connection with the KPS Transaction, the Company agreed to pay KPS Management, LLC, an affiliate of KPS ("KPS Management"), an annual management fee of $1.0 million, which may be lowered to $500,000 and then to zero based on the amount of Series A Preferred Stock held by Blue Truck and its permitted transferees. The fee is payable on a quarterly basis. As of December 31, 2002, the Company had not paid KPS Management the 2002 and 2001 fees aggregating $2.0 million. Such fees are payable to KPS Management upon its request. The Company has recorded the amount of these fees as due to the related party at December 31, 2002.

     Future Liquidity Needs

     During the past three years, the Company has experienced, and may continue to experience, a reduced level of operating cash flow. While Management continues to explore opportunities to improve the Company's liquidity, through, among other things, the divestiture of certain operating divisions, the closure or divestiture of unprofitable divisions, consolidation of operating locations, reduction of operating costs and the marketing of towing and transport services to new customers in strategic market locations, there can be no assurance that such efforts will be successful in improving the Company's cash flow. The Company's cash flow may continue to decrease as a result of a number of factors relating to the Company's operations, including a decrease in demand for the Company's transport and/or towing services, the Company's inability to reduce its costs or improve the profitability of its operating divisions, increased fuel, insurance or other costs of operations and increased expenditures required by changes in applicable regulations. In addition, the Company's inability to meet the financial or other covenants contained in the GE Capital Credit Facility, or decreases in the net orderly liquidation value of the Company's vehicles, could result in limitations on the Company's borrowing ability, which would negatively affect the Company's cash flow. The Company's ability to meet the financial covenants contained in the revolving credit facility is directly related to the Company's operating performance, and therefore could be affected by the factors relating to the Company's operations described elsewhere herein.

     Unless it is successful in improving its cash flow from operations, the Company may not be able to fund its working capital needs and thus may not be able to continue as a going concern or invest in its longer-term growth strategy. In the event that the Company is not able to fund its liquidity needs from cash flow from operations and/or borrowings under its credit facility, it would be necessary for the Company to raise additional capital, through the issuance of debt or equity securities, refinancing of its debt or sales of assets, which may not be possible on satisfactory terms, or at all.

     Recently Issued Accounting Standards

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 nullifies previous accounting guidance, principally EITF Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB

Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. To date, the Company has not entered into any transactions whereby it has guaranteed, either directly or indirectly, any indebtedness. Management anticipates that the adoption of this Interpretation will not have a material effect on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending on or after December 31, 2002 and have been included in the notes within the accompanying consolidated financial statements.

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

     Fluctuations in Operating Results

     The Company's future operating results may be adversely affected by (i) the availability of capital to fund the Company's operations, including expenditures for new and replacement equipment, (ii) the Company's success in improving its operating efficiency and profitability and in integrating its acquired businesses, (iii) the loss of significant customers or contracts, (iv) the timing of expenditures for new equipment and the disposition of used equipment,
(v) price changes in response to competitive factors, (vi) changes in the general level of demand for towing and transport services, (vii) event-driven variations in the demand for towing and transport services, (viii) changes in applicable regulations, including but not limited to, various federal, state and local laws and regulations regarding equipment, driver certification, training, recordkeeping and workplace safety, (ix) fluctuations in fuel, insurance, labor and other operating costs, and (x) general economic conditions. As a result, operating results for any one quarter should not be relied upon as an indication or guarantee of performance in the future quarters.

     Inflation

     Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.

ITEM 7A.   Quantitative and Qualitative Disclosure about Market Risk.

     The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rates through the use of floating rate debt. The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. The table below provides information about the Company's financial instruments that are sensitive to interest rate changes. The table presents principal cash flows by expected maturity dates. There were no derivative financial instruments at December 31, 2002.

                                                               Expected Maturity Date
                                     ----------------------------------------------------------------------------
                                                                                                            Fair
                                                                                                            ----
                                      2003      2004      2005      2006      2007   Thereafter   Total     Value
                                     -------    ----      ----      ----      ----   ----------  -------    -----
Variable rate debt................   $35,352      --        --        --        --       --      $35,352   $35,352

     For the year ended December 31, 2002, the effective interest rate under the Company's revolving credit facility was 8.1%.

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

     The following table sets forth the name, age and position of the persons serving as directors and executive officers of the Company as of the date of the filing of this report:

                                                                                                       Director
                   Name                     Age                 Position                                 Class
                   -----                    ---                 ---------                                -----
       Michael G. Psaros.................   35   Chairman of the Board, Director                            I
       Michael A. Wysocki................   49   Chief Executive Officer and Director                       I
       Edward W. Morawski................   54   Director                                                 III
       Kenneth K. Fisher.................   50   Director                                                 III
       A. Lawrence Fagan.................   72   Director                                                   I
       Joseph S. Rhodes..................   32   Director                                                  II
       Stephen W. Presser................   43   Director                                                   I
       Eugene J. Keilin..................   60   Director                                                 III
       David P. Shapiro..................   41   Director                                                  II
       Raquel V. Palmer..................   30   Director                                                  II
       Brian J. Riley....................   33   Director                                                 III
       Gerald J. Corcoran................   52   President, Towing Business Unit                           --
       Harold W. Borhauer II.............   53   Vice President, Corporate Development                     --
       Patrick J. Fodale.................   40   Vice President and Chief Financial Officer                --

     Michael G. Psaros has been the Chairman of the Board of Directors of the Company since July 20, 2000. Mr. Psaros co-founded KPS in 1998, and is currently a Managing Principal of KPS and of Keilin & Co. LLC ("K&Co."), an investment banking firm specializing in providing financial advisory services in connection with mergers, acquisitions and turnaround transactions. Mr. Psaros joined K&Co. in 1991. Mr. Psaros serves on the Boards of Directors of the following privately-held companies: Blue Ridge Paper Products, Inc., a manufacturer of envelope grade paper and board used in liquid packaging ("Blue Ridge"); Republic Engineered Products, Inc., North American's leading manufacturer of special bar quality steel ("Republic"); New Flyer Industries, the leading transit bus manufacturer in North America ("New Flyer"); Blue Heron Paper Company, a manufacturer of newsprint and groundwood paper products ("Blue Heron"); DeVlieg Bullard II, Inc., a machine tool manufacturer ("DeVlieg"); Curtis Papers, Inc., a producer of specialty and premium papers ("Curtis"); and Genesis World Wide II, a manufacturer of high-quality metal coil processing, roll coating and electrostatic equipment ("Genesis").

     Edward W. Morawski has served as a director of the Company since May 1998. Mr. Morawski was a Vice President of the Company from May 1998 to May 2002. In 1977, Mr. Morawski founded Northland Auto Transporters, Inc. and Northland Fleet Leasing, Inc. (collectively, "Northland"), one of the businesses acquired by the Company in connection with its initial public offering, and served as the President of Northland from inception until its acquisition by the Company in May 1998.

     Kenneth K. Fisher has been a director of the Company since November 2001. Mr. Fisher has been an attorney in private practice since 1978, concentrating in the areas of health care, insurance, labor and employment and real estate litigation. He has been a partner at the law firm of Phillips Nizer, LLP since January 2002. From 1991 to 2001, Mr. Fisher was a member of the New York City Council representing the 33rd District (Brooklyn).

     A. Lawrence Fagan has served as a director since June 2001. Mr. Fagan joined Charterhouse Group International, Inc., a private equity investment firm ("Charterhouse International"), in 1983 and currently serves as a

Partner. Mr. Fagan served as President and Chief Operating Officer of Charterhouse International from December 1996 until June 2001. Prior to joining Charterhouse International, Mr. Fagan had over 25 years of experience in corporate and investment banking positions. He is a director of Cross Country, Inc., a healthcare staffing services provider, Top Image Systems, Ltd., a developer of automated information collection, processing and recognition systems, and numerous privately-held companies.

     Joseph S. Rhodes has served as a director since May 2001. Mr. Rhodes joined Charterhouse International in 1997 and currently serves as a Partner. From 1995 to 1997, Mr. Rhodes was employed in the Mergers & Acquisitions Group of the Union Bank of Switzerland.

     Stephen W. Presser has served as a director since July 20, 2000. Mr. Presser joined KPS and K&Co. in 1998 and is currently a Principal of KPS and K&Co. Mr. Presser is a member of the Boards of Directors of Blue Ridge, Republic, Blue Heron and DeVlieg. From 1985-1997, Mr. Presser was an attorney in the law firm of Cohen, Weiss and Simon of New York, New York.

     Eugene J. Keilin has served as a director since July 20, 2000. Mr. Keilin founded K&Co. in 1990, and co-founded KPS in 1998. He is currently a Managing Principal of KPS and K&Co. Mr. Keilin is Chairman of the Boards of Directors of Blue Ridge and DeVlieg and serves on the Boards of Directors of Republic, New Flyer, Blue Heron, Curtis and Genesis. Prior to founding K&Co., Mr. Keilin was a General Partner of Lazard Freres & Co.

     David P. Shapiro has served as a director since July 20, 2000. Mr. Shapiro co-founded KPS and is currently a Managing Principal of KPS and K&Co. Mr. Shapiro joined K&Co. in 1991. Mr. Shapiro is Chairman of the Board of Directors of Blue Heron and serves on the Boards of Directors of Blue Ridge, Republic, New Flyer, DeVlieg, Curtis and Genesis. Prior to joining K&Co., Mr. Shapiro was an investment banker at Drexel Burnham Lambert Incorporated and Dean Witter Reynolds, Inc.

     Raquel V. Palmer has served as a director since July 20, 2000. Ms. Palmer is a Principle of KPS and K&Co. Ms. Palmer joined K&Co. in 1994 and has been with KPS since the fund's inception. Ms. Palmer serves on the Boards of Directors of Blue Heron, New Flyer, Blue Ridge and DeVlieg. Prior to joining K&Co., Ms. Palmer was an investment banker with Kidder Peabody & Co.

     Brian J. Riley has served as a director since July 20, 2000. Mr. Riley is a Senior Vice President of KPS and K&Co. Mr. Riley joined K&Co. in 1994 and has been with KPS since the fund's inception. Mr. Riley serves on the Boards of Directors of Blue Ridge, Blue Heron and DeVlieg. Prior to joining K&Co., Mr. Riley was an investment banker in the Mergers and Acquisitions Department of Smith Barney, Harris & Upham.

     Michael A. Wysocki was appointed Chief Executive Officer and a Director of the Company in April 2003. From January 2000 to April 2003, Mr. Wysocki served as President of the Company's Transport Business Unit. Mr. Wysocki founded MPG Transco, Ltd., a Livonia, Michigan based auto transport company ("MPG") in 1973, and served as its President and Chief Executive Officer from inception until MPG was acquired by the Company in January 1999. From January 1999 until January 2000, Mr. Wysocki served as general manager of the Company's MPG division. Since 1985, Mr. Wysocki has been the Chief Executive Officer of Translesco, Inc., a corporation that leases employees to MPG ("Translesco").

     Harold W. Borhauer II was named Senior Vice President, Corporate Development of the Company in April 2003. From January 2000 to April 2003 Mr. Borhauer served as President of the Company's Towing Business Unit since January 2000. In 1983, Mr. Borhauer founded Arizona's Towing Professionals, Inc., which does business as Shamrock Towing ("Shamrock"), a Phoenix, Arizona based towing company that was acquired by the Company in March 1999. Mr. Borhauer served as Shamrock's Chief Executive Officer from 1983 until its acquisition by the Company. From March 1999 until January 2000, Mr. Borhauer served as general manager of the Company's Shamrock division.

     Gerald J. Corcoran was named President of the Company's Towing Business Unit in April 2003. From July 1989 to August 1998, Mr. Corcoran served as Vice President of E&R Towing and Garage, Inc. ("E&R") and President of Environmental Auto Removal, Inc. ("EAR"). From August 1998, when E&R and EAR were acquired by the

Company, to October 2001, Mr. Corcoran served as General Manager of E&R and EAR and from October 2001 to April 2003 he served as Regional Manager of the Company's Chicago and Las Vegas towing operations.

     Patrick J. Fodale has been Vice President and Chief Financial Officer of the Company since April 2001. Between December 1999 and March 2001, Mr. Fodale was the Vice President and Chief Financial Officer of Global Technologies, Ltd. ("Global"), a technology incubator investing in emerging growth companies. Prior to his employment by Global, Mr. Fodale was a workout specialist recruited by companies in or contemplating bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. He served as Chief Financial Officer of Homeplace, Inc., a housewares retailer, from March 1998 to September 1999 and as Chief Financial Officer of Color Tile, Inc., a specialty retailer of floor covering products, from November 1995 to October 1997. From 1985 to October 1995, Mr. Fodale was employed by Arthur Andersen, LLC.

Recent Management Changes

     In April 2003, Michael A. Wysocki was appointed as Chief Executive Officer and a Director of the Company to replace Gerald Riordan who resigned as Chief Executive Officer, Secretary and a Director of the Company effective as of April 1, 2003. Also, in April 2003, Gerald Corcoran was named President of the Company's Towing Business Unit to replace Mr. Borhauer who was named Senior Vice President, Corporate Development.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31,2002 all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with.

ITEM 11.   Executive Compensation

                           Summary Compensation Table

     The following table presents summary information concerning the compensation of the Company's Chief Executive Officer ("CEO") and its three other most highly compensated executive officers (together, the "Named Executive Officers") for services rendered to the Company and its subsidiaries during 2000, 2001 and 2002. Other than the Named Executive Officers, no executive officer of the Company received salary and bonus payments exceeding $100,000 in the aggregate during fiscal year 2002. All share amounts have been adjusted to give effect to the Reverse Stock Split.

                                                                                   Securities
                                                                                   Underlying     All Other
Name & Principal Position                             Year    Salary       Bonus      Options    Compensation
-------------------------                             ----   ---------     -----      -------    ------------
Gerald R. Riordan (1).............................    2002   $ 369,326        --           --    $    300,000(2)
(Chief Executive Officer)                             2001     350,000        --           --         300,000(2)
                                                      2000     319,551        --       87,500(3)      600,000(2)

Patrick J. Fodale (4).............................    2002     275,000    93,770           --              --
(Chief Financial Officer)                             2001     199,927        --           --              --

Michael A. Wysocki (5)............................    2002     243,462        --           --          37,500(2)
(President, Transport Business Unit)                  2001     200,000        --           --          37,500(2)
                                                      2000     167,290        --       36,250(6)       75,000(2)

Harold W. Borhauer II (7).........................    2002     181,597        --           --          31,250(2)
(President, Towing Business Unit)                     2001     160,000        --           --          31,250(2)
                                                      2000     134,956        --       34,000(8)       62,500(2)

______
(1) Mr. Riordan served as Chief Executive Officer of the Company from October 1999 to April 2003.
(2) Consists entirely of a payment in lieu of the change in control payment due this executive officer under his former employment agreement.
(3) Includes options to purchase 37,500 shares granted in replacement of 37,500 options cancelled as of July 20, 2000.
(4)  Mr. Fodale's employment with the Company began as of April 2, 2001.
(5) Mr. Wysocki served as President of the Company's Transport Business Unit from January 2000 to April 2003, when he became Chief Executive Officer of the Company.
(6) Includes options to purchase 3,750 shares that were cancelled as of July 20, 2000 and options to purchase 3,750 shares granted on July 20, 2000 in replacement of such cancelled options.
(7) Mr. Borhauer served as President of the Company's Towing Business Unit from January 2000 to April 2003.
(8) Includes options to purchase 3,000 shares that were cancelled as of July 20, 2000 and options to purchase 3,000 shares granted as of July 20, 2000 in replacement of such cancelled options.

                              Option Grants in 2002

     No stock options were granted to any of the Named Executive Officers during 2002.

                          Fiscal Year-End Option Values

     The following table sets forth information concerning the number of shares of the Company's common stock underlying exercisable and unexercisable options held by the Named Executive Officers as of December 31, 2002. As of such date, the exercise price for each of these options exceeded the fair market value of such options based on the last reported sale price of the common stock on December 31, 2002 ($0.15 per share) and, therefore, the options had no value. No options were exercised by any of the Named Executive Officers during 2002. Mr. Fodale does not own any options.

                                                       Shares Underlying Shares Underlying
                                                          Exercisable      Unexercisable
     Name                                                   Options           Options
     ----                                                   -------           -------
     Gerald R. Riordan.................................      95,833            29,167
     Michael Wysocki...................................      22,916             9,584
     Harold Borhauer II................................      21,666             9,334

                              Employment Agreements

     The Company had an employment agreement with Mr. Riordan, effective as of October 11, 1999, that provided Mr. Riordan with an annual base salary of $300,000. The agreement also provided that, upon a "change of control" of the Company (as defined in the agreement), Mr. Riordan was entitled to receive a change of control payment in the amount of $1.2 million plus accelerated vesting of all stock options then held by him. On July 20, 2000, in connection with the KPS Transaction, the Company and Mr. Riordan entered into a new employment agreement which replaced his former employment agreement. The new employment agreement had a term of three years, and provided for automatic one year extensions unless either party gave the other six months prior notice of an intention to terminate the agreement. Under the new agreement, Mr. Riordan was entitled to receive an annual base salary of $350,000, subject to increase at the discretion of the Company. On September 1, 2002, Mr. Riordan's annual base salary was increased to $400,000. Under the terms of the employment agreement, Mr. Riordan was also entitled to an annual performance-based bonus, not to exceed 140% of his base salary.

     In lieu of the change of control payment provided for under Mr. Riordan's former employment agreement, Mr. Riordan received a cash payment of $600,000 at the closing of the KPS Transaction, a stay bonus of $300,000 on July 20, 2001 and a stay bonus of $300,000 on July 20, 2002. In lieu of the full acceleration of options provided for under his former employment agreement, upon the closing of the KPS Transaction and pursuant to the new employment agreement, (i) unvested stock options to purchase 37,500 shares of common stock held by Mr. Riordan became vested and fully exercisable on July 20, 2000, and options to purchase an additional 37,500 shares held by Mr. Riordan were cancelled, (ii) Mr. Riordan was granted an option to purchase 37,500 shares of common stock at the fair market value of the common stock on July 20, 2000, which option was to vest in equal installments on each of the first, second and third anniversaries of July 20, 2000, provided that such option would vest and become fully exercisable upon Mr. Riordan's death or disability or a termination of Mr. Riordan's employment (a) by the Company other than for "cause," or (b) by Mr. Riordan for "good reason." In addition, under the new employment agreement, Mr. Riordan received (i) an option to purchase 16,666 shares of common stock at an exercise price of $6.12 per share (equal to 1.5 times the Conversion Price of the Series A Preferred Stock on July 20, 2000, which option vested in full on July 20, 2001), (ii) an option to purchase 16,667 shares of common stock at an exercise price of $10.20 per share (equal to 2.5 times the Conversion Price), which option vested in full on July 20, 2002 and (iii) an option to purchase 16,667 shares of common stock at an exercise price of $14.28 per share (equal to 3.5 times the Conversion Price), which option would have vested in full on July 20, 2003.

     Effective April 1, 2003, Mr. Riordan resigned as Chief Executive Officer, Secretary and a Director of the Company in order to pursue other opportunities, resulting in termination of his employment agreement.

     The Company entered into an employment agreement with Mr. Wysocki in January 2000, providing for an annual salary of $150,000. In connection with this employment agreement, the Company granted Mr. Wysocki an option to purchase 7,500 shares of common stock at an exercise price equal to fair market value of the common stock on the date of grant. The agreement also provided that upon a "change of control" of the Company (as defined in the agreement), Mr. Wysocki was entitled to receive a change of control payment in the amount of $150,000, plus accelerated vesting of all stock options then held by him. On July 20, 2000, in connection with the KPS Transaction, Mr. Wysocki entered into a new employment agreement with the Company that replaced his former employment agreement. The new employment agreement has a term of three years. Under the new agreement, Mr. Wysocki is entitled to receive an annual base salary of $200,000, subject to increase at the discretion of the Company. In lieu of the change of control payment provided for under his former employment agreement, Mr. Wysocki received a cash payment of $75,000 at the closing of the KPS Transaction, a stay bonus of $37,500 on July 20, 2001, and a stay bonus of $37,500 on July 20, 2002. Under the terms of the employment agreement, Mr. Wysocki is also entitled to an annual performance-based bonus, which bonus may not exceed 100% of his base salary. On October 26, 2002, Mr. Wysocki's base pay was increased to $260,000.

     In lieu of full acceleration of the options provided for under Mr. Wysocki's old employment agreement, upon the closing of the KPS Transaction and pursuant to the new agreement (i) unvested stock options to purchase 3,750 shares of common stock became vested and fully exercisable on July 20, 2000, and options to purchase an additional 3,750 shares were cancelled, and (ii) Mr. Wysocki was granted an option to purchase 3,750 shares of common stock at the fair market value of the common stock on July 20, 2000, which option vests in equal installments on each of the first, second and third anniversaries of July 20, 2000, provided that such option will vest and become fully exercisable upon Mr. Wysocki's death or disability or a termination of Mr. Wysocki's employment
(a) by the Company other than for "cause," or (b) by Mr. Wysocki for "good reason." In addition, under the new agreement, Mr. Wysocki received (i) an option to purchase 8,333 shares of common stock at an exercise price of $6.12 per share (equal to 1.5 times the Conversion Price), which option vested in full on July 20, 2001, (ii) an option to purchase 8,333 shares of common stock at an exercise price of $10.20 per share (equal to 2.5 times the Conversion Price), which option vested in full on July 20, 2002 and (iii) an option to purchase 8,334 shares of common stock at an exercise price of $14.28 per share (equal to 3.5 times the Conversion Price), which option will vest in full on July 20, 2003. In April 2003, Mr. Wysocki was appointed Chief Executive Officer of the Company.

     The Company entered into an employment agreement with Mr. Borhauer in January 2000 providing for an annual salary of $125,000. In connection with this employment agreement, the Company granted Mr. Borhauer an option to purchase 6,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The agreement also provided that upon a "change of control" of the Company (as defined in the agreement), Mr. Borhauer was entitled to receive a change of control payment in the amount of $125,000, plus accelerated vesting of all stock options then held by him. On July 20, 2000, in connection with the KPS Transaction, Mr. Borhauer entered into a new employment agreement that replaced his former agreement. The new employment agreement had a term of two years. Under the new agreement, Mr. Borhauer was entitled to receive an annual base salary of $160,000, subject to increase at the Company's discretion. In September 2002, the Company entered into an amendment to the agreement dated July 20, 2000, which among other things increased Mr. Borhauer's base salary to $185,000 and extended the term of his employment until July 31, 2004. In lieu of the change of control payment provided for under his former agreement, Mr. Borhauer received a cash payment of $62,500 at the closing of the KPS Transaction, a stay bonus of $31,250 on July 20, 2001, and a stay bonus of $31,250 on July 20, 2002. Under the terms of the new employment agreement, Mr. Borhauer is also entitled to an annual performance-based bonus, which bonus may not exceed 100% of his base salary.

     In lieu of full acceleration of the options provided for under Mr. Borhauer's former employment agreement, upon the closing of the KPS Transaction and pursuant to the new employment agreement, (i) unvested stock options to purchase 3,000 shares of the Company's common stock became vested and fully exercisable on July 20, 2000, and options to purchase an additional 3,000 shares were cancelled, and (ii) Mr. Borhauer was granted an option to purchase 3,000 shares of common stock at the fair market value of the common stock on July 20, 2000, which option vests in equal installments on each of the first, second and third anniversaries of July 20, 2000, provided that such option will vest and become fully exercisable upon Mr. Borhauer's death or disability or a termination of Mr. Borhauer's employment (a) by the Company other than for "cause," or (b) by Mr. Borhauer for "good reason." In addition, under the new agreement, Mr. Borhauer received (i) an option to purchase 8,333 shares of common stock at an exercise price of $6.12 per share (equal to 1.5 times the Conversion Price), which option vested in full on July 20, 2001, (ii) an option to purchase 8,333 shares of common stock at an exercise price of $10.20 per share (equal to 2.5 times the Conversion Price), which option vested in full on July 20, 2002 and (iii) an option to purchase 8,334 shares of common stock at an exercise price of $14.28 per share (equal to 3.5 times the Conversion Price), which option will vest in full on July 20, 2003. In April 2003, Mr. Borhauer was named Senior Vice President, Corporate Development.

     The employment agreements between the Company and Messrs. Riordan, Wysocki and Borhauer each provide that upon a "change of control" of the Company (as defined in the new employment agreement), the executive has the option, exercisable for one year following such change of control, to terminate the agreement and to continue to receive his base salary and to participate in all employee benefit plans, to the extent permitted by such plans, through the later of (a) the end of the term of the agreement (without regard to the termination thereof) and (b) one year from the date of such termination. In addition, if the executive terminates the agreement as described in the foregoing sentence, all of his stock options that are unvested upon the change of control giving rise to such termination will vest as of the date of such change of control. The September 2002 amendment to Mr. Borhauer's employment agreement amended the exercise period during which Mr. Borhauer can exercise his right to terminate the agreement upon a change of control from one year following such change of control to a period commencing upon the one year anniversary of the effective date of the change of control and ending ninety days after such first anniversary. Further, pursuant of the amendment, if Mr. Borhauer exercises his right to terminate his employment agreement upon a change of control, he will continue to receive his base salary and will participate in all employee benefit plans, to the extent permitted by such plans, for a period of one year from the date of termination. If the Company terminates any of the agreements without "cause", the executive is entitled to continue to receive his base salary and to participate in all employee benefit plans, to the extent permitted by such plans, through the later of (a) the end of the term of the agreement (without regard to the termination thereof) and (b) one year from the date of such termination. The agreements contain covenants that prohibit the executives from competing with the Company and from soliciting its employees during the employment term and until the later of (a) the last day of the term of the agreement (without regard to any termination thereof) and (b) one year from the date of termination. The employment agreements also provide for customary perquisites and benefits.

     The Company entered into an employment agreement with Mr. Corcoran effective August 21, 2000. The agreement has a three year term which expires on August 21, 2003. At the end of the initial term of the employment agreement (and any subsequent renewal term), the agreement will automatically renew for an additional one year period, unless terminated by either Mr. Corcoran or the Company upon 90 days notice prior to the end of such term. Under the agreement, Mr. Corcoran is entitled to receive an annual salary of $220,000 and is eligible to participate in bonus programs maintained by the Company. In addition, pursuant to the agreement, Mr. Corcoran was paid a performance bonus of $100,000 in 2001 for his performance during 2000 and is entitled to use of a Company car. On each of the first, second and third anniversaries of the employment agreement, the Company is required to grant to Mr. Corcoran an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant, which options will vest in equal installments over a three year period from the date of grant. The agreement also provides for customary benefits and perquisites. If the Company terminates the agreement not "for cause" (as defined in the agreement), or if Mr. Corcoran terminates the agreement due to death, disability, a "change of control" (as defined in the agreement) or "good reason" (as defined in the agreement), subject to certain exceptions, Mr. Corcoran is entitled to receive severance pay in an amount equal to the greater of (i) his salary for the remaining term of the agreement or (ii) three months of salary. The agreement contains covenants that prohibit Mr. Corcoran from competing with the Company and from soliciting its employees until August 21, 2005.

     The Company entered into an employment agreement with Mr. Fodale in March 2001, pursuant to which Mr. Fodale's employment as Vice President and Chief Financial Officer of the Company commenced on April 2, 2001. The agreement had an initial term of one year, which was later extended to October 2, 2002 (the "Expiration Date"). Under the agreement, Mr. Fodale receives an annual salary of $275,000 and is eligible to receive a performance bonus in an amount not to exceed 50% of his salary. The agreement provides that at or prior to the Expiration Date, the Company and Mr. Fodale will negotiate in good faith an equity compensation arrangement satisfactory to each party, provided that Mr. Fodale is not guaranteed to receive any equity compensation. If the Company (i) terminates the agreement without "cause " (as defined in the agreement) or (ii) fails to enter into a new agreement prior to the Expiration Date providing for Mr. Fodale's continued employment subsequent to the Expiration Date or fails to renew the agreement on the Expiration Date, Mr. Fodale is entitled to receive his salary for a period of six months following such event. The agreement contains covenants that prohibit Mr. Fodale from competing with the Company and from soliciting its employees during Mr. Fodale's employment with the Company and for a period of one year thereafter. The agreement also provides for customary perquisites and benefits.

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

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2002, the full Board of Directors performed the duties of the Compensation Committee of the Board. No current or former officer or employee of the Company or any of its subsidiaries participated in deliberations of the Board of Directors concerning executive officer compensation except that Mr. Riordan made recommendations regarding compensation of executive officers other than himself. During 2002, no executive officer of the Company served as a director or member of the compensation committee (or other board committee performing similar functions, or in the absence of any such committee, the entire board of directors) of another entity. One of the Company's executive officers serves as a director of the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

     The following table provides information as of December 31, 2002 with respect to shares of Common Stock that may be issued under the Company's 1998 Stock Option Plan, its 1998 Non-Qualified Stock Option Plan, the Executive Option Agreement entered into with Gerald Riordan as an inducement to the commencement of his employment ("the "Executive Option Agreement") and a Warrant Agreement entered into with Bank of America in 1998 in connection with the Company's initial revolving Credit Facility (the "Warrant Agreement"). See Note 4 to the accompanying consolidated financial statements for a description of the equity compensation plans.

                                                                                            Number of Securities
                                                     Number of                            Remaining Available for
                                                  Securities to be                         Future Issuance Under
                                                    Issued upon        Weighted Average     Equity Compensation
Plan Category                                         Exercise          Exercise Price             Plans
-------------                                   --------------------- ---------------------------------------------
Equity Compensation Plans approved by
shareholders/(1)/                                             181,408           $ 43.31                   146,481

Equity Compensation Plans not approved by
shareholders/(2)/                                             158,149           $ 28.17                    14,700

/(1)/ Consists of 1998 Stock Option Plan

/(2)/ Consists of 1998 Non Qualified Stock Option Plan, Executive Option
      Agreement and Warrant Agreement

Beneficial Ownership

     The following table sets forth the beneficial ownership of the Company's common stock as of April 11, 2003 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each such person (alone or with family members) has sole voting and dispositive power with respect to the shares listed opposite such person's name. Except as otherwise indicated, the address of each such person is c/o United Road Services, Inc., 17 Computer Drive West, Albany, New York 12205.

Common Stock

                                                                                         Number of
                                                                                       Beneficially-    Percent
                                                                                           Owned           of
Name                                                                                      Shares        Class(1)
----                                                                                      ------        --------
Michael G. Psaros(2).................................................................        --             --
Gerald R. Riordan....................................................................     69,743(3)        4.6
Edward W. Morawski...................................................................     69,227           3.3
A. Lawrence Fagan(4).................................................................         --            --
Joseph S. Rhodes(4)..................................................................         --            --
Stephen W. Presser(2)................................................................         --            --
Eugene J. Keilin(2)..................................................................         --            --
David P. Shapiro(2)..................................................................         --            --

Raquel V. Palmer(2)..................................................................         --            --
Brian J. Riley(2)....................................................................         --            --
Kenneth K. Fisher(5).................................................................         --            --
Patrick J. Fodale....................................................................         --            --
Michael A. Wysocki...................................................................    100,009(6)        5.2
Harold W. Borhauer II................................................................     26,527(7)        1.7
John David Floyd(8)..................................................................    127,921           6.1
Charter URS, LLC.....................................................................    815,922(9)       24.7
Blue Truck Acquisition, LLC..........................................................  6,818,405(10)      77.7
GE Capital CFE, Inc. ................................................................    545,474(11)      21.8
All current directors and executive officers as a group (15 persons).................    265,506(12)      13.1

Preferred Stock

                                                                                         Number of
                                                                                       Beneficially-    Percent
                                                                                           Owned           of
Name                                                                                      Shares        Class(1)
----                                                                                      ------        --------

Blue Truck Acquisition, LLC..........................................................    613,073(10)      92.6
GE Capital CFE, Inc..................................................................     49,046(11)       7.4

______
  * Less than one percent.

(1) The applicable percentage of ownership is based on 2,086,475 shares of common stock outstanding as of April 11, 2003.
(2) The address of this director is c/o KPS Special Situations Fund, L.P., 200 Park Avenue, 58th Floor, New York, NY 10166.
(3) Includes 95,883 shares issuable pursuant to options exercisable within 60 days.
(4) The address of this director is c/o Charterhouse Group International, Inc., 535 Madison Avenue, New York, NY 10022.
(5) The address of this director is c/o Phillips Nizer LLP, 666 Fifth Avenue, New York, NY 10103.
(6) Includes 22,916 shares issuable pursuant to options exercisable within 60 days and 14,841 shares held by Translesco, Inc., of which Mr. Wysocki is the majority owner.
(7) Includes 21,666 shares issuable pursuant to options exercisable within 60 days.
(8)  The address of this stockholder is 219 Granite Court, Boulder City, NV
     89005.
(9) Includes 684,002 shares issuable upon conversion of the Charterhouse debentures. According to a Schedule 13D, dated as of December 7, 1998 and amended as of March 16, 1999, Charterhouse Equity Partners III, L.P., a Delaware limited partnership ("CEP III"), is the principal member of Charterhouse. The general partner of CEP III is CHUSA Equity Investors III, L.P., whose general partner is Charterhouse Equity III, Inc., a wholly-owned subsidiary of Charterhouse International. Each of Charterhouse and CEP III has shared voting and dispositive power over the shares held of record by Charterhouse and may be deemed to beneficially own these shares. Mr. Fagan and Mr. Rhodes both serve as Partners of Charterhouse International. Messrs. Fagan and Rhodes disclaim beneficial ownership with respect to the shares held of record by Charterhouse. The address of Charterhouse is c/o Charterhouse Group International, Inc., 535 Madison Avenue, New York, New York 10022.
(10) Consists entirely of shares issuable upon conversion of the Company's Series A Preferred Stock (including dividends accumulated thereon as of March 20, 2002) held by Blue Truck. According to a Schedule 13D dated as of July 28, 2000, KPS is the controlling member of Blue Truck. The general partner of KPS is KPS Investors, LLC, a Delaware limited liability company ("KPS Investors"). KPS has shared voting and dispositive power over the shares held of record by Blue Truck and may be deemed to beneficially own those shares. Mr. Psaros is the President of Blue Truck, a Principal of KPS and a member and manager of KPS Investors. Mr. Keilin is a Vice President of Blue Truck, a Principal of KPS and a member and manager of KPS Investors. Mr. Shapiro is the Treasurer of Blue Truck, a Principal of KPS and a member and manager of

     KPS Investors. Each of KPS Investors and Messrs. Psaros, Keilin and Shapiro disclaim beneficial ownership with respect to the shares held of record by Blue Truck. The address of Blue Truck is c/o KPS Special Situations Fund, L.P., 200 Park Avenue, 58th Floor, New York, NY 10166.
(11) Consists entirely of shares issuable upon conversion of the Company's Series A Preferred Stock (including dividends accumulated thereon as of March 20, 2002) held by CFE. According to a Schedule 13D dated as of July 28, 2000 and amended as of February 14, 2002, CFE is a wholly-owned subsidiary of GE Capital, which is a wholly-owned subsidiary of General Electric Capital Services, Inc., a Delaware corporation ("GECS"), which, in turn, is a wholly owned subsidiary of General Electric Company, a New York corporation ("GE"). Each of GE Capital, GECS and GE disclaims beneficial ownership of the shares held by CFE. The address of CFE is 201 High Ridge Road, Stamford, CT 06927.
(12) Includes 140,465 shares issuable pursuant to options exercisable within 60 days.

ITEM 13.   Certain Relationships and Related Transactions

     On May 15, 2002, the Company entered into an agreement with Mr. Morawski to serve a senior advisor the Company for a monthly rate of $1,000 cancelable on 30-days notice. Prior to May 15, 2002, the Company had an employment agreement with Mr. Morawski pursuant to which he served as one of the Company's vice presidents and the general manager of the Company's Northland division. The agreement provided for an annual base salary of $150,000 and expired in May 2002. The agreement contained a covenant not to compete for one year after termination of the agreement.

     Mr. Wysocki is the majority owner of Translesco, Inc., a corporation from which the Company leases employees to provide services to the Company's MPG division. During the year ended December 31, 2002, the Company paid Translesco approximately $15.2 million in connection with the lease of such employees.

     The Company is a party to a lease with Mr. Edward Corcoran and his wife, Sylvia Corcoran pursuant to which the Company leases property used by E&R Towing and Garage, Inc. and Environmental Auto Removal, Inc. Edward Corcoran is Gerald Corcoran's brother. Edward and Sylvia Corcoran received aggregate lease payments of $72,000 under this lease during 2002.

     During the year ended December 31, 2002, the Company was a party to two lease agreements with Mr. Borhauer and his wife, Lynda Borhauer, pursuant to which the Company leases property used to conduct the Shamrock business. During 2002, Mr. and Mrs. Borhauer received aggregate lease payments of $185,000 under these leases.

     As of December 31, 2002, the Company had issued approximately $102.6 million aggregate principal amount of its debentures to Charterhouse pursuant to the Amended Charterhouse Purchase Agreement. The debentures bear interest at a rate of 8% annually, payable in kind in the form of additional debentures for the first five years following the closing of the KPS Transaction, and thereafter in kind or in cash, at the Company's option. During 2002, the Company issued to Charterhouse approximately $7.8 million aggregate principal amount of debentures as in-kind interest payments on outstanding debentures. Charterhouse Equity Partners III, L.P., a Delaware limited partnership ("CEP III"), is the principal member of Charterhouse. The general partner of CEP III is CHUSA Equity Investors III, L.P., whose general partner is Charterhouse Equity III, Inc., a wholly-owned subsidiary of Charterhouse International. Mr. Fagan and Mr. Rhodes serve as Partners of Charterhouse International.

     In accordance with the terms of the stock purchase agreement relating to the KPS Transaction, the Company is required to pay KPS Management an annual management fee of (a) $1 million, payable quarterly, for so long as holders of the Series A Preferred Stock have the right under the KPS Investors' Agreement or the Certificate of Designations to elect a majority of the Company's directors, or (b) $500,000, payable quarterly, for so long as holders of the Series A Preferred Stock have the right under the KPS Investors' Agreement or the Certificate of Designations to elect at least three of the Company's directors. As of December 31, 2002, the Company had not paid KPS Management the 2002 and 2001 Management fees totaling $2.0 million. Such fees are payable to KPS upon its request. Messrs. Shapiro, Keilin and Psaros beneficially own, in the aggregate, approximately 90% of KPS Management indirectly through other KPS affiliated entities.

ITEM 14.  Control Procedures

     Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 2002 and 2001

          Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

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

10.21 Employment Agreement, dated March 15, 2001, by and between the Company and Patrick J. Fodale (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).*

10.22 Amendment No. 2, dated as of March 30, 2001, to Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.23 Amendment No. 3, dated as of February 14, 2002, to Credit Agreement, dated as of July 20, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).*

10.24 Stock Purchase Agreement, dated as of January 16, 2002, by and among the Company, Auction Transport, Inc. and Manheim Services Corporation (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.25 Agreement for Auto Pound Management and Towing Services, dated as of August 1, 2000 by and between the City of Chicago and Environmental Auto Removal, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
         2000).

10.26 Amendment No. 4, dated as of August 14, 2002, to Credit Agreement, dated as of July 30, 2000 by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Financial Corporation, as Documentation Agent (filed herewith).

10.27 Amendment No. 5, dated as of November 13, 2002, to Credit Agreement, dated as of July 30, 2000 by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Financial Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company's quarterly report for the quarter ended September 30, 2002).

10.28 United Road Services, Inc. 1998 Non-Qualified Stock Option Plan (filed herewith).


10.29 Amendment No. 1, dated as of September 3, 2002, to the Employment Agreement dated as of July 20, 2000 by and between the Company and Harold W. Borhauer II (filed herewith).*

10.30 Amendment No. 1, dated as of April 11, 2002, to Employment Agreement dated as of March 15, 2001 by and between the Company and Patrick J. Fodale (filed herewith).*

21.1     Subsidiaries of the Registrant (filed herewith).

23.1     Consent of KPMG LLP (filed herewith).

99.1     Executive Certification

__________
*  Indicates management agreement or compensatory plan or arrangement.

   (b) Reports on Form 8-K

   None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             United Road Services, Inc.

                                                     /s/ Michael A. Wysocki
                                             By: -------------------------------
                                                       Michael A. Wysocki
                                                     Chief Executive Officer



Date: April 14, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                                        Title                        Date
             ---------                                        -----                        ----
      /s/ Michael A. Wysocki                      Chief Executive Officer            April 14, 2003
--------------------------------------------      and Director
          Michael A. Wysocki                      (principal executive officer)


      /s/ Patrick J. Fodale                       Vice President and Chief           April 14, 2003
--------------------------------------------      Financial Officer (principal
          Patrick J. Fodale                       accounting and financial officer)

       /s/ Michael G. Psaros
--------------------------------------------      Chairman of the Board of           April 14, 2003
           Michael G. Psaros                      Directors


--------------------------------------------      Director                           April 14, 2003
          Edward W. Morawski

      /s/ Kenneth K. Fisher
--------------------------------------------      Director                           April 14, 2003
          Kenneth K. Fisher

       /s/ Joseph S. Rhodes
--------------------------------------------      Director                           April 14, 2003
           Joseph S. Rhodes

      /s/ A. Lawrence Fagan
--------------------------------------------      Director                           April 14, 2003
          A. Lawrence Fagan

      /s/ Eugene J. Keilin
--------------------------------------------      Director                           April 14, 2003
          Eugene J. Keilin

       /s/ David P. Shapiro
--------------------------------------------      Director                           April 14, 2003
           David P. Shapiro

      /s/ Stephen W. Presser
--------------------------------------------      Director                           April 14, 2003
          Stephen W. Presser

       /s/ Raquel V. Palmer
--------------------------------------------      Director                           April 14, 2003
           Raquel V. Palmer

        /s/ Brian J. Riley
--------------------------------------------      Director                           April 14, 2003
            Brian J. Riley

INDEX OF EXHIBITS FILED HEREWITH*

10.26 Amendment No. 4, dated as of August 14, 2002, to Credit Agreement, dated as of July 20, 2000, by and among the Company, each of its subsidiaries, various financial institutions, General Electric Capital Corporation, as Agent and Fleet Capital Corporation, as Documentation Agent.

10.28    United Road Services, Inc. 1998 Non-Qualified Stock Option Plan.

10.29 Amendment No. 1, dated as of September 3, 2002, to the Employment Agreement dated as of July 20, 2000 by and between the Company and Harold W. Borhauer II.

10.30 Amendment No. 1, dated as of April 11, 2002, to Employment Agreement dated as of March 15, 2001 by and between the Company and Patrick J. Fodale.

21.1     Subsidiaries

23.1     Consent of KPMG LLP.

99.1     Executive Certification

     .  For a complete list of the Exhibits to this Report, see Item 15(a)(3).

                                   SIGNATURES

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Michael A. Wysocki, Chief Executive Officer of United Road Services, Inc., (the "Company") certify that:

1)   I have reviewed this annual report on Form 10-K of the Company;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this annual report;

4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d - 14) for the Company and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6) The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003                        /s/   Michael A. Wysocki
                                            -----------------------------------
                                                  Chief Executive Officer

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Patrick J. Fodale, Senior Vice President and Chief Financial Officer of United Road Services, Inc., (the "Company") certify that:

1)   I have reviewed this annual report on Form 10-K of the Company;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this annual report;

4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d - 14) for the Company and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the controls and procedures based on our evaluation as of the Evaluation Date;

5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

6) The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                        /s/   Patrick J. Fodale
                                            -----------------------------------
                                                  Chief Financial Officer

                          Independent Auditors' Report

The Board of Directors and Stockholders
United Road Services, Inc.:

We have audited the consolidated financial statements of United Road Services, Inc. and subsidiaries as listed in the index appearing under Item 15(a)(1). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the index appearing under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Road Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1(g) to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's outstanding indebtedness under its revolving credit facility, $35,352,000, is reflected as a current liability because of the payment requirements of the related credit agreement, and the outstanding indebtedness associated with its convertible subordinated debentures, $102,600,000, is reflected as a current liability because of the Company's noncompliance with certain covenants associated with the revolving credit facility. Consequently, current liabilities exceed current assets by approximately $138,744,000. In addition, the Company has had recurring losses from operations and has an accumulated deficit of $286,580,000 and stockholders' deficit of $69,069,000 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                          /s/ KPMG LLP

Albany, New York
March 14, 2003

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2001

               (In thousands, except share and per share amounts)

                                                                                             2002           2001
                                                                                             ----           ----
                                            Assets

 Current assets:
     Cash and cash equivalents .......................................................     $     315        1,696
     Trade receivables, net of allowance for doubtful accounts of $949 in 2002 and
            $1,581 in 2001 ...........................................................        15,104       18,219
     Other receivables, net of allowance accounts of $66 in 2002 and $0 in 2001 ......         1,116        1,293
     Prepaid licenses and fees .......................................................         1,244          681
     Prepaid insurance ...............................................................         2,325           --
     Prepaid expenses and other current assets .......................................         3,118        3,012
                                                                                           ---------    ---------
          Total current assets .......................................................        23,222       24,901
Vehicles and equipment, net ..........................................................        67,524       66,111
Deferred financing costs, net ........................................................         3,408        4,800
Goodwill, net ........................................................................         3,613       75,582
Other non-current assets .............................................................            --          396
                                                                                           ---------    ---------
          Total assets ...............................................................     $  97,767      171,790
                                                                                           =========    =========
                            Liabilities and Stockholders' Equity
Current liabilities:
     Current installments of obligations under capital leases ........................     $      75          144
     Borrowings under credit facility ................................................        35,352       37,436
     Convertible subordinated debentures..............................................       102,600           --
     Accounts payable ................................................................         9,053        7,367
     Accrued expenses and other current liabilities ..................................        12,886       11,271
     Due to related parties ..........................................................         2,000        1,073
                                                                                           ---------    ---------
          Total current liabilities ..................................................       161,966       57,291
Obligations for equipment under capital leases, excluding
   current installments ..............................................................            81           68
Long-term debt .......................................................................            --       94,787
Deferred income taxes, net ...........................................................            85           --
Other long-term liabilities ..........................................................         4,704        2,422
          Total liabilities ..........................................................       166,836      154,568
                                                                                           ---------    ---------
Stockholders' equity (deficit):
     Preferred stock, $0.001 par value; 5,000,000 shares authorized; 662,119 shares
             issued and outstanding at December 31, 2002 and 2001 ....................             1            1
     Common stock, $0.01 par value; 35,000,000 shares authorized;
             2,086,475 shares issued and outstanding at December 31, 2002 and 2001 ...            21           21
     Additional paid-in capital ......................................................       217,489      217,489
     Accumulated deficit .............................................................      (286,580)    (200,289)
                                                                                           ---------    ---------
          Total stockholders' equity (deficit) .......................................       (69,069)      17,222
                                                                                           ---------    ---------
          Total liabilities and stockholders' equity .................................     $  97,767      171,790
                                                                                           =========    =========

          See accompanying notes to consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 2002, 2001 and 2000

               (In thousands, except share and per share amounts)

                                                                                         Year ended December 31,
                                                                                   2002            2001           2000
                                                                                -----------     ----------     ----------
Net revenue ............................................................        $   248,695        226,529        246,566
Cost of revenue ........................................................            213,989        193,503        212,651
                                                                                -----------     ----------     ----------
     Gross profit ......................................................             34,706         33,026         33,915
Selling, general and administrative expenses ...........................             35,452         36,129         43,514
Amortization of goodwill ...............................................                 --          2,063          3,710
Impairment charge ......................................................             28,605             --        129,455
                                                                                -----------     ----------     ----------
     Loss from operations ..............................................            (29,351)        (5,166)      (142,764)
Other income (expense):
     Interest income ...................................................                121             40            284
     Interest expense ..................................................            (11,883)       (11,530)       (14,234)
     Other income (expense), net .......................................                101            (76)          (372)
                                                                                -----------     ----------     ----------
     Loss before income taxes and cumulative effect of change
          in accounting principle ......................................            (41,012)       (16,732)      (157,086)
Income tax expense (benefit) ...........................................                276         (3,073)         1,846
                                                                                -----------     ----------     ----------
     Loss before cumulative effect of change in accounting principle ...            (41,288)       (13,659)      (158,932)
     Cumulative effect of change in accounting principle ...............            (43,364)            --             --
                                                                                -----------     ----------     ----------
     Net loss ..........................................................        $   (84,652)       (13,659)      (158,932)
                                                                                ===========     ==========     ==========

Share Amounts:

     Basic and fully diluted loss per share:

     Loss before cumulative effect of change in accounting principle ...        $    (19.79)         (6.52)        (81.95)

     Cumulative effect of change in accounting principle ...............             (20.78)            --             --
                                                                                -----------     ----------     ----------

     Net loss ..........................................................        $    (40.57)         (6.52)        (81.95)
                                                                                ===========     ==========     ==========

     Weighted average shares outstanding ...............................          2,086,475      2,096,284      1,939,337
                                                                                ===========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              For the years ended December 31, 2002, 2001 and 2000

                      (In thousands, except share amounts)

                                                                                    Additional    Retained        Total
                                                              Preferred  Common      paid-in      earnings     stockholders'
                                                                Stock    Stock       capital      (deficit)   equity (deficit)
                                                                -----    -----       -------      ---------   ----------------
Balance at January 1, 2000 ................................   $     --      18       191,877       (25,482)           166,413
Stock issued in connection with:
     Series A convertible preferred stock issuance, net of
            issuance costs (662,119 shares) ...............          1      --        21,679            --             21,680
     Debenture closing fee (183,922 shares) ...............         --       2           748            --                750
     Holdback shares issued for 1999 acquisitions (17,455
        shares) ...........................................         --      --         2,885            --              2,885
     Executive compensation (3,077 shares) ................         --      --            50            --                 50
     Earnout payments (127,868 shares) ....................         --       1           422            --                423
     Accrued dividends on preferred stock .................         --      --            --          (663)              (663)
Net loss--2000 ............................................         --      --            --      (158,932)          (158,932)
                                                              -------- -------       -------      --------    ---------------
Balance at December 31, 2000 ..............................          1      21       217,661      (185,077)            32,606
Stock issued related to earnout payments (10,545 shares) ..         --      --             4            --                  4
Cancellation of certain earnout shares (15,722 shares) ....         --      --           (52)           --                (52)
Issuance cost related to preferred stock ..................         --      --          (124)           --               (124)
Accrued dividends on preferred stock ......................         --      --            --        (1,553)            (1,553)
Net loss--2001 ............................................         --      --            --       (13,659)           (13,659)
                                                              -------- -------       -------      --------    ---------------
Balance at December 31, 2001 ..............................          1      21       217,489      (200,289)            17,222
Accrued dividends on preferred stock ......................         --      --            --        (1,639)            (1,639)
Net loss--2002 ............................................         --      --            --       (84,652)           (85,652)
                                                              -------- -------       -------      --------    ---------------
Balance at December 31, 2002 ..............................   $      1      21       217,489      (286,580)           (69,069)
                                                              ======== =======       =======      ========    ===============

          See accompanying notes to consolidated financial statements.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2002, 2001 and 2000

                                 (In thousands)

                                                                                                  Year ended December 31,
                                                                                             2002          2001        2000
                                                                                             ----          ----        ----
Net loss ..............................................................................   $ (84,652)     (13,659)    (158,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation ......................................................................      11,020       10,032       10,163
    Amortization of goodwill ..........................................................          --        2,063        3,710
    Impairment charge .................................................................      28,605           --      129,455
    Amortization of deferred financing costs ..........................................         954          985          895
    Cumulative effect of change in accounting principle ...............................      43,364           --           --
    Write off of deferred financing costs .............................................         438           --          818
    Provision for doubtful accounts and notes receivable ..............................         740          621        2,882
    Deferred income taxes .............................................................         106       (3,371)         705
    Accrued management fee ............................................................       1,000        1,000          250
    Debenture closing fee .............................................................          --           --          750
    Interest expense, paid-in-kind ....................................................       7,813        7,219        6,692
    Loss (gain) on sale of vehicles and equipment .....................................        (234)          (5)         502
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Decrease in trade receivables ...................................................       2,441          141        1,752
      Decrease (increase) in other receivables ........................................         233         (390)         458
      Decrease (increase) in prepaid expenses and other current assets ................        (106)      (1,560)       3,281
      Decrease in other non-current assets ............................................         896          (81)         115
      Increase (decrease) in accounts payable .........................................       1,686       (1,355)       1,123
      Increase (decrease) in accrued expenses .........................................      (1,412)         115        1,783
      Decrease in other long-term liabilities .........................................        (683)        (445)        (543)
                                                                                          ---------    ---------    ---------
        Net cash provided by operating activities .....................................      12,209        1,310        5,859
                                                                                          ---------    ---------    ---------
Investing activities:
    Cash acquired in acquisition ......................................................         500           --           --
    Purchases of vehicles and equipment ...............................................     (13,008)      (8,089)      (7,850)
    Proceeds from sale of vehicles and equipment ......................................       1,131        1,370        2,009
    Amounts payable to related parties ................................................         (73)        (191)      (1,317)
                                                                                          ---------    ---------    ---------
        Net cash used in investing activities .........................................     (11,450)      (6,910)      (7,158)
                                                                                          ---------    ---------    ---------
Financing activities:
    Proceeds from issuance of stock, net ..............................................          --         (124)      21,680
    Borrowings on revolving credit facility ...........................................     299,753      280,873       32,163
    Repayments on revolving credit facility ...........................................    (301,837)    (275,600)     (50,650)
    Payments of deferred financing costs ..............................................          --         (215)      (3,175)
    Payments on capital leases ........................................................         (56)        (253)        (219)
                                                                                          ---------    ---------    ---------
        Net cash provided by (used in) financing activities ...........................      (2,140)       4,681         (201)
                                                                                          ---------    ---------    ---------
Decrease in cash and cash equivalents .................................................      (1,381)        (919)      (1,500)
Cash and cash equivalents at beginning of year ........................................       1,696        2,615        4,115
                                                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year ..............................................   $     315        1,696        2,615
                                                                                          =========    =========    =========
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest ........................................................................   $   2,676        3,322        3,995
                                                                                          =========    =========    =========
      Income taxes, net of refunds ....................................................   $    (148)         (55)      (2,236)
                                                                                          =========    =========    =========
Supplemental disclosure of non-cash investing and financing activity:
    Increase in accumulated deficit and other long-term liabilities
    for unpaid cumulative dividend on preferred stock .................................   $   1,639        1,552          663
                                                                                          =========    =========    =========
    Issuance of common stock for acquisitions .........................................   $      --           --          409
                                                                                          =========    =========    =========
    Acquired net assets, net of cash ..................................................   $     793           --           --
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

     The towing segment provides towing, impounding and storing services, lien sales and auctions of abandoned vehicles. In addition, the towing segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment. Revenue from towing services is principally derived from rates based on distance, time or fixed charges, and any related impound and storage fees. Customers of the towing division include automobile dealers, repair shops and fleet operators, law enforcement agencies, municipalities and individual motorists.

     Since 1999, the Company has experienced a significant decline in the market price of its common stock. As a result, its ability to complete acquisitions using its common stock as currency in a manner that was not dilutive to current stockholders was adversely affected. Accordingly, the Company made the strategic decision not to pursue its acquisition program in order to allow the Company to focus primarily on integrating and profitably operating the 56 businesses it had acquired within its first year of operations. The goal of the Company's revised business strategy is to improve the operational efficiency and profitability of its existing businesses in order to build a stable platform for future growth. As part of this business strategy the Company has closed, consolidated and sold a number of operating locations. At December 31, 2002, the Company operated a network of 11 transport divisions and 17 towing divisions located in a total of 25 states. During 2002 approximately 66.1% of the Company's net revenue was derived from the provision of transport services and approximately 33.9% of its net revenue was derived from the provision of towing services.

(b)  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(c)  Revenue Recognition

     The Company's revenue is derived from the provision of motor vehicle and equipment towing and transport services and fees related to vehicles towed, such as impound, storage and repair fees and abandoned car purchases and auction fees. Transport revenue is recognized upon the delivery of vehicles or equipment to their final destination, towing revenue is recognized at the completion of each towing engagement and revenues from impounding, storage, lien sales, repairs and auctions are recorded when the service is performed or when title to the vehicles has been transferred. Expenses related to the generation of revenue are recognized as incurred.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

(d)  Cash Equivalents

     Cash equivalents of $1,243 at December 31, 2001, consisted of money market funds. At December 31, 2002 the Company had no cash equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

     The Company provides for depreciation and amortization of vehicles and equipment over the following estimated useful lives:

       Transportation and towing equipment...............   10-15  years
       Machinery and other equipment.....................    5-10  years
       Computer software and related equipment...........     3-7  years
       Furniture and fixtures............................       5  years
       Leasehold improvements............................    3-10  years

(f)  Long-Lived Assets

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002.

     Prior to January 1, 2002, the Company accounted for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets acquired as part of a business combination accounted for using the purchase method were evaluated along with the allocated goodwill in the determination of recoverability. Goodwill was allocated based on the proportion of the fair value of the long-lived assets acquired to the purchase price of the business acquired. Recoverability of assets, including allocated goodwill, to be held and used was determined by a comparison of the carrying amount of those assets to the undiscounted future operating cash flows expected to be generated by those assets. If the carrying value of such assets was greater than the sum of the estimated future undiscounted operating cash flows, then impairment was measured based upon the fair value of the assets.

                  UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and per share data)

(g)  Cumulative Effect of Change in Accounting Principle

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized. Rather, goodwill and intangible assets with indefinite useful lives are subject to a periodic impairment test. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. A discounted cash flow model based upon the Company's weighted average cost of capital was used to determine the fair value of the Company's reporting units for purposes of testing goodwill for impairment. SFAS No. 142 defines a reporting unit as a business for which discrete financial information is available which management regularly reviews and has economic characteristics that differentiate it from other components of the Company. The Company has determined the reporting units within the towing operating segment to be each individual division and within the transport operating segment to be the new vehicle, used vehicle, combined new/used vehicle, and specialty vehicle transport businesses.

     Prior to January 1, 2002, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 40 years. The Company considered 40 years as a reasonable life for goodwill in light of characteristics of the towing and transport industry, such as the lack of dependence on technological change, the many years that the industry has been in existence, the current trend towards outsourcing and the stable nature of the customer base. In addition, the Company had acquired well established businesses that had generally been in existence for many years. The Company performed the analysis of the recoverability of goodwill using a cash flow approach consistent with the Company's analysis of impairment of long-lived assets under SFAS No.
121. This approach considered the estimated undiscounted future operating cash flows of the Company. The amount of goodwill impairment, if any, was measured on estimated fair value based on the best information available. The Company generally estimated fair value by discounting estimated future cash flows using a discount rate reflecting the Company's average cost of funds.

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

     The following table presents reported net loss and loss per share for the years ended December 31, 2002, 2001 and 2000 adjusted for the cumulative effect of a change in accounting principle upon adoption of SFAS No. 142.

                                                                           Year ended December 31,
                                                                          2002        2001       2000
                                                                          ----        ----       ----
Reported net loss ..................................................  $  (84,652)    (13,659)   (158,932)
Amortization of goodwill, net of tax ...............................           -       1,753       3,322
Cumulative effect of change in accounting principle ................      43,364           -           -
                                                                      ----------    --------   ---------

Adjusted net loss ..................................................  $  (41,288)    (11,906)   (155,610)
                                                                      ==========    ========   =========
Loss per share:
Reported net loss ..................................................  $   (40.57)      (6.52)     (81.95)
Amortization of goodwill, net of tax ...............................           -        0.84        1.71
Cumulative effect of change in accounting principle ................       20.78           -           -
                                                                      ----------    --------   ---------

Adjusted loss per share ............................................  $   (19.79)      (5.68)     (80.24)
                                                                      ==========    ========   =========

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

(h)  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income in the period that includes the enactment date. Deferred tax assets and liabilities are subject to valuation allowances based upon managements estimate of the realizability.

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

     Under SFAS No. 123, "Accounting for Stock Based Compensation", compensation cost for stock option grants would be based on the fair value at the grant date, and the resulting compensation expense would be shown as an expense on the consolidated statements of operations. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's pro forma net loss and loss per share for the years ended December 31, 2002, 2001 and 2000 would have resulted in the following pro forma amounts:

                                                                             2002           2001          2000
                                                                             ----           ----          ----
Net loss: as reported                                                      $ (84,652)      (13,659)      (158,932)
Add: Stock-based employee compensation expense included in reported
net loss                                                                          --            --             --
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards                                     (35)         (290)        (6,399)
                                                                           ---------      --------      ---------
Pro forma net loss                                                         $ (84,687)      (13,949)      (165,331)
                                                                           =========      ========      =========

Loss per share:
Basic and diluted - as reported                                            $  (40.57)        (6.52)        (81.95)
                                                                           =========      ========      =========
Basic and diluted - pro forma                                              $  (40.59)        (6.65)        (84.56)
                                                                           =========      ========      =========

     The per share weighted-average fair values of stock options granted during 2002, 2001 and 2000 were determined using the Black-Scholes option-pricing model with the following weighted average assumptions: (i) risk-free interest rate of approximately 1.2%, 1.7% and 5.8%, respectively, (ii) expected life of 7, 8 and 8 years, respectively, (iii) volatility of approximately, 138%, 145% and 127%, respectively, and (iv) expected dividend yield of 0%. The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

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

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

     The effect of options, warrants, convertible preferred stock, earnout shares and holdback shares have been excluded at December 31, 2002, 2001 and 2000, as the effect would be antidilutive. Additionally, shares issuable upon conversion of the convertible subordinated debentures have been excluded at December 31, 2002, 2001 and 2000, as the effect would be antidilutive due to the adjustment (decrease in net loss) for interest expense.

     At December 31, 2002, the Company had outstanding preferred stock convertible into 6,221,190 shares of common stock, stock options exercisable to purchase 291,538 shares of common stock, warrants exercisable to purchase 48,030 shares of common stock and subordinated debentures convertible into 684,002 shares of common stock. At December 31, 2001, the Company had outstanding preferred stock convertible into 6,221,190 shares of common stock, stock options exercisable to purchase 300,913 shares of common stock, warrants exercisable to purchase 48,028 shares of common stock and subordinated debentures convertible into 613,913 shares of common stock. At December 31, 2000, the Company had outstanding preferred stock convertible into 6,221,190 shares of common stock, stock options exercisable to purchase 314,443 shares of common stock, warrants exercisable to purchase 47,919 shares of common stock and subordinated debentures convertible into 583,787 shares of common stock.

(k)  Advertising Costs

     Advertising costs are expensed as incurred and amounted to $1,694, $1,555 and $1,342 in 2002, 2001 and 2000, respectively.

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

     Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers and markets in which the Company's services are provided, as well as their dispersion across many different geographic areas. To mitigate credit risk, the Company applies credit approvals and credit limits, and performs ongoing evaluations of its customers' financial condition. At December 31, 2002 and 2001, the City of Chicago owed the Company $2,562 and $3,503, respectively, or 19% and 17% of total trade receivables, respectively. No other customer accounted for greater than 10% of trade receivables at December 31, 2002 and 2001.

(n)  Impact of Recently Issued Accounting Standards

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 nullifies previous accounting guidance, principally EITF Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. To date, the Company has not entered into any transactions whereby it has guaranteed, either directly or indirectly, any indebtedness. Management anticipates that the adoption of this Interpretation will not have a material effect on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and have been included in the notes to the consolidated financial statements.

(o)  Reclassifications

     Certain reclassifications of the prior year consolidated financial statements have been made to conform to current year presentation.

(2)  Liquidity

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 8(a), in July 2000, the Company entered into a new revolving credit agreement. Under the structure of this agreement, all cash receipts are to be forwarded to the lending institution to pay down the revolver balance and all working capital and capital expenditure needs are funded through daily borrowings. This type of arrangement is required to be classified as a current liability in the Company's consolidated balance sheet. At December 31, 2002 the Company's outstanding indebtedness associated with its convertible subordinated debentures is reflected as a current liability because of the Company's non-compliance with certain covenants associated with the revolving credit facility. As a result of this classification, current liabilities exceed current assets by $138,744 at December 31, 2002. The revolver balance is secured by all the assets of the Company and the borrowing capacity is based on the value of certain vehicles and accounts receivable. At December 31, 2002, the Company had a borrowing capacity of $55,810, $42,828 of which related to vehicles and $12,982 of which related to accounts receivable. At December 31, 2002, $35,352 was outstanding under the revolving credit facility, excluding letters of credit of $13,758, and an additional $6,700 was available for borrowing.

     During the year ended December 31, 2002, the Company incurred a loss from operations of $29,351 and a net loss of $84,652, and as of December 31, 2002, had an accumulated deficit of $286,580 and a stockholders' deficit of $69,069. During the year ended December 31, 2001, the Company incurred a loss from operations of $5,166 and a net loss of $13,659, and as of December 31, 2001, had an accumulated deficit of $200,289 and net stockholders' equity of $17,222. The significant component of the net loss in 2002 consisted of the cumulative effect of a change in accounting principle, as discussed in note 1(g), relating to the write-off of the recorded value of long-lived assets,

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

specifically goodwill. For the year ended December 31, 2002, the Company generated positive operating cash flow of $12,209, as compared to $1,310 and $5,859 for the years ended December 31, 2001 and 2000, respectively.

     During the past three years, the Company has experienced, and may continue to experience, a reduced level of operating cash flow. While Management continues to explore opportunities to improve the Company's liquidity, through, among other things, the divestiture of certain operating divisions, the closure or divestiture of unprofitable divisions, consolidation of operating locations, reduction of operating costs and the marketing of towing and transport services to new customers in strategic market locations, there can be no assurance that such efforts will be successful in improving the Company's cash flow. The Company's cash flow may continue to decrease as a result of a number of factors relating to the Company's operations, including a decrease in demand for the Company's transport and/or towing services, the Company's inability to reduce its costs or improve the profitability of its operating divisions, increased fuel, insurance or other costs of operations and increased expenditures required by changes in applicable regulations. In addition, the Company's inability to meet the financial or other covenants contained in the revolving credit facility, or decreases in the net orderly liquidation value of the Company's vehicles, could result in limitations on the Company's borrowing ability, which would negatively affect the Company's cash flow. The Company's ability to meet the financial covenants contained in the revolving credit facility is directly related to the Company's operating performance, and therefore could be affected by the factors relating to the Company's operations described elsewhere herein.

Unless it is successful in improving its cash flow from operations, the Company may not be able to fund its working capital needs and thus may not be able to continue as an going concern or invest in its longer-term growth strategy. In the event that the Company is not able to fund its liquidity needs from cash flow from operations and/or borrowings under its credit facility, it would be necessary for the Company to raise additional capital, through the issuance of debt or equity securities, refinancing of its debt or sales of assets, which may not be possible on satisfactory terms, or at all.

(3)  Goodwill and Long-Lived Assets

     The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:


                                                                     Transport      Towing        Total
                                                                     ---------      ------        -----
Balance as of December 31, 2001..................................    $ 37,269         38,313        75,582
Cumulative effect of change in accounting principle..............     (25,354)       (18,010)      (43,364)
Impairment losses................................................     (11,915)       (16,690)      (28,605)
                                                                     --------      ---------      --------
Balance as of December 31, 2002..................................    $     --          3,613         3,613
                                                                     ========      =========      ========


     The Company periodically reviews the recorded value of its long-lived assets to determine if the carrying amount of those assets may not be recoverable based upon the future operating cash flows expected to be generated by those assets. Upon adoption of SFAS No. 142, and as noted in note 1(g), the Company wrote-off goodwill in the amount of $43,364 as the cumulative effect of a change in accounting principle.

     During the fourth quarter of 2002, the Company recorded a non-cash impairment charge of $28,605 related to goodwill. The impairment charge recorded under SFAS No. 142 included impairment charges of $11,915 related to the recoverability of goodwill at the Company's transport divisions and $16,690 related to the recoverability of goodwill at the Company's towing divisions. The impairment charge was recognized when it became evident that the estimated fair values of the reportable segments was insufficient to recover their related carrying values. This impairment charge resulted from operating profits and cash flows being lower than expected during the second half of 2002. Based on this trend, the earnings forecasts of the Company have been revised and the carrying values were written down to the Company's estimates of fair value.

     During the fourth quarter of 2001, the Company performed a review of the Company's long-lived assets and determined that the future undiscounted operating cash flows supported the carrying value of these assets. Accordingly, no impairment charge was recorded in 2001.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

     In accordance with SFAS No. 121, during the second quarter of 2000, the Company recorded a non-cash impairment charge of $11,445 related to the write-down of a portion of certain recorded asset values, including allocated goodwill. The impairment charge recorded under SFAS No. 121 included impairment expenses of $2,526 on the recorded value of vehicles and equipment at several of the Company's transport divisions and $2,105 on the recorded value of vehicles and equipment at several of the Company's towing divisions and impairment charges of $2,909 on the recoverability of allocated goodwill at several of the Company's transport divisions and $3,905 on the recoverability of allocated goodwill at several of the Company's towing divisions. The impairment charge was recognized when the future undiscounted cash flows of these divisions were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimates of fair value. Additionally, in connection with its analysis of the recoverability of goodwill, the Company recorded an impairment charge of $118,010. This non-cash impairment charge included $75,716 related to the recoverability of goodwill at the Company's transport divisions and $42,294 related to the recoverability of goodwill at the Company's towing divisions.

(4)  Stockholders' Equity

     Common Stock

     At various dates during 2001, an additional 10,545 shares of common stock were issued as consideration for certain 1998 acquisitions. These shares represented withheld purchase price that was based upon the achievement of certain financial ratios, or other contingencies, by certain acquired companies after a contractually defined period of time as discussed in note 13(a). The recorded consideration for these issuances and cancellations was $4. Also in 2001, 15,722 shares of common stock previously issued as earnout consideration were cancelled resulting in a $52 reduction of additional paid-in capital.

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

     On July 20, 2000, the Company issued 183,922 shares of Common Stock as consideration for a $750 closing fee pursuant to an Amended and Restated Purchase Agreement relating to a restructuring of the convertible subordinated debentures (see note 8(b)).

     On May 4, 2000, the Company effected a one-for-ten reverse stock split for all outstanding common shares. All share and per-share amounts in the accompanying consolidated financial statements and related notes have been restated to give effect to the 2000 reverse stock split.

     On January 1, 2000, 3,077 shares of the Company's common stock, representing a fair value of $50, were granted to the Company's Chief Executive Officer, as required under his employment agreement. On May 15, 2000, 127,868 shares of common stock were issued as earnout payments to the former owners of certain Founding Companies. These earnout payments were based on the achievement of certain net revenue targets (see note 13(a)).

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

     Prior to July 20, 2008, holders of the outstanding Series A Preferred Stock are entitled to receive cumulative dividends on the Series A Preferred Stock each quarter at the rate per annum of (i) 5.5% until July 20, 2006, and (ii) 5.0% thereafter, of the Series A Preferred Base Liquidation Amount (as defined below) per share of Series A Preferred Stock. The "Series A Preferred Base Liquidation Amount" is equal to the purchase price per share of the Series A Preferred Stock ($40.778), subject to certain adjustments. The dividends are payable in cash at the end of each quarter or, at the election of the Company, will cumulate to the extent unpaid. In the event that the Company elects to cumulate such dividends, dividends also accrue on the amount cumulated at the same rate. Once the election to cumulate a dividend has been made, the Company may no longer pay such dividend in cash, other than in connection with a liquidation, dissolution or winding up of the Company. In addition, holders of the Series A Preferred Stock are entitled to participate in all dividends payable to holders of the Common Stock. The Company's obligation to pay dividends terminates on July 20, 2008, or earlier if the Company's Common Stock trades above a specified price level. At December 31, 2002 and 2001, the Company had recorded $3,854 and $2,215, respectively within other long-term liabilities on the accompanying consolidated balance sheet representing dividends payable to the holders of the Series A Preferred Stock.

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

     Stock Option Plans

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

     The following table summarizes activity under the Company's stock option plans:

Year ended December 31, 2002
                                                                             Number of    Weighted-average
                                                                               shares      exercise price
                                                                             ---------    ----------------
         Options outstanding at beginning of year...........................   300,913      $   41.20
         Granted............................................................     2,000           0.15
         Forfeited..........................................................    11,375         113.91
                                                                              --------
         Options outstanding at end of year.................................   291,538          37.24
                                                                              ========
         Options exercisable at December 31, 2002...........................   235,691
                                                                              ========
         Weighted-average fair value of options granted during the
             year ..........................................................                     0.15

Year ended December 31, 2001
                                                                             Number of    Weighted-average
                                                                               shares      exercise price
                                                                             ---------    ----------------
         Options outstanding at beginning of year...........................   314,443      $   45.19
         Granted............................................................     2,000           0.29
         Forfeited..........................................................    15,530         126.20
                                                                              --------
         Options outstanding at end of year.................................   300,913          41.20
                                                                              ========
         Options exercisable at December 31, 2001...........................   191,717
                                                                              ========
         Weighted-average fair value of options granted during the
             year...........................................................                     0.29

Year ended December 31, 2000

                                                                             Number of    Weighted-average
                                                                               shares      exercise price
                                                                             ---------    ----------------
         Options outstanding at beginning of year.....................         197,935      $   77.05
         Granted......................................................         258,810          28.93
         Forfeited....................................................         142,302          62.74
                                                                              --------
         Options outstanding at end of year...........................         314,443          45.19
                                                                              ========
         Options exercisable at December 31, 2000.....................         120,048
                                                                              ========
         Weighted-average fair value of options granted during the
             year.....................................................                           6.87

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

     The following table summarizes information about stock options outstanding as of December 31, 2002:

                                                   Options outstanding
               ---------------------------------------------------------------------------------
                                                                               Weighted-average
                     Range of              Number         Weighted-average         Remaining
                 exercise prices         outstanding       exercise price      Contractual life
                 ---------------         -----------       --------------      ----------------
                   $  0.15-10.00             89,682         $       4.15          7.55 years
                     10.01-30.00            122,385                18.31          7.52 years
                    30.01-100.00             47,806                78.58          5.81 years
                   100.01-230.00             31,665               149.56          5.98 years
                                          ---------
                                            291,538
                                          =========

     Following are the shares of common stock reserved for issuance and the related exercise prices for the outstanding stock options, convertible subordinated debentures and warrants at December 31, 2002:

                                                                               Number of      Exercise price
                                                                                Shares           Per share
                                                                               ---------      --------------
                 1998 Stock Option Plan...................................      181,408        $3.00-201.25
                 1998 Non-Qualified Stock Option Plan.....................       35,130         0.15-180.00
                 Executive option agreement...............................       75,000          3.00-29.06
                 Convertible subordinated debentures......................      684,002              150.00
                 Warrants.................................................       48,030               30.29
                                                                             ----------
                      Shares reserved for issuance........................    1,023,570
                                                                             ==========

(5)  Vehicles and Equipment

     Vehicles and equipment at December 31, 2002 and 2001 consisted of the following:

                                                                                      2002           2001
                                                                                    --------       --------
                Transportation and towing equipment.........................        $ 89,499         79,770
                Machinery and other equipment...............................           1,936          1,709
                Computer software and related equipment.....................          10,265         10,053
                Furniture and fixtures......................................           1,267          1,129
                Leasehold improvements......................................           2,388          2,246
                                                                                    --------       --------
                                                                                     105,355         94,907
                Less accumulated depreciation and amortization..............         (38,831)       (28,796)
                                                                                    --------       --------
                                                                                    $ 67,524         66,111
                                                                                    ========       ========

     Depreciation and amortization expense of vehicles and equipment was $11,020, $10,032 and $10,163 in 2002, 2001 and 2000, respectively.

     Included in vehicles and equipment at December 31, 2002 and 2001 are costs of $705 and $627, respectively, and accumulated amortization of $252 and $195, respectively, relating to certain transport and towing equipment recorded as capital leases. Amortization expense of $93, $80 and $100 relating to transport and towing equipment capital leases was included in depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000, respectively.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

(6)  Deferred Financing Costs

     Deferred financing costs at December 31, 2002 and 2001 were associated with the Company's revolving credit facilities and the convertible subordinated debentures, and consisted of the following:

                                                                                        2002       2001
                                                                                      ---------  ---------
          GE Capital credit facility, net of accumulated amortization
             of  $1,859 and $790 in 2002 and 2001, respectively....................    $ 1,198      2,267
          Convertible subordinated debentures, net of accumulated amortization
             of $1,487 and $1,164 in 2002 and 2001, respectively...................      2,210      2,533
                                                                                       -------   --------
                                                                                       $ 3,408      4,800
                                                                                       =======   ========

     As discussed in note 8(a), as a result of the reduction in maximum borrowing capacity under the GE Capital Credit Facility in September 2002, the Company recorded a write-off of previously recorded deferred financing costs in the amount of $438. This amount was included in interest expense in the consolidated statement of operations for the year ended December 31, 2002.

      During 2000, the Company entered into a revolving credit facility with a group of banks led by GE Capital and repaid and terminated its Bank of America credit facility. As a result of this transaction, the Company recorded a write-off of deferred financing costs of $415 related to the Bank of America credit facility and recorded deferred financing costs of $2,842 related to the GE Capital credit facility.

(7)  Accrued Expenses

     Accrued expenses at December 31, 2002 and 2001 consisted of the following:

                                                                                2002          2001
                                                                              -------       --------
          Accrued payroll and related costs...............................    $ 3,236          4,696
          Accrued insurance...............................................      6,958          5,095
          Other accrued liabilities.......................................      2,692          1,480
                                                                              -------       --------
                                                                              $12,886         11,271
                                                                              =======       ========

     In June 2002, the Company renewed its property and casualty insurance programs and funded this renewal through a premium financing arrangement requiring a payment of $1,400 at signing and $3,200 over the succeeding nine months. At December 31, 2002, the Company has recorded prepaid insurance of $724 and accrued expenses and other current liabilities of $1,805 related to this arrangement.

(8)  Debt

     Debt obligations at December 31, 2002 and 2001 consisted of the following:

                                                                                2002        2001
                                                                              --------    ---------
          GE Capital credit facility, interest at the Index rate, as defined (8.1% at December 31, 2002), secured by
           substantially all of the assets of the Company (a)...........      $ 35,352       37,436
          Convertible subordinated debentures bearing interest at 8%
           annually, maturing in 2008 (b)..................................    102,600       94,787
                                                                              --------    ---------
               Total debt obligations.......................................  $137,952      132,223
                                                                              ========    =========

(a)  Revolving Credit Facility

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

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

     The revolving credit facility has a term of five years. In September 2002, as provided in the GE Capital Credit Facility, the Company exercised the option to reduce the amount of maximum borrowing capacity under the GE Capital Credit Facility from $100,000 to $75,000. The facility includes a letter of credit subfacility of up to $15,000. The Company's borrowing capacity under the revolving credit facility is limited to the sum of (i) 85% of the Company's eligible accounts receivable, (ii) 80% of the net orderly liquidation value of the Company's existing vehicles for which GE Capital has received title certificates and other requested documentation, (iii) 85% of the lesser of the actual purchase price and the invoiced purchase price of new vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, and (iv) either 60% of the purchase price or 80% of the net orderly liquidation value of used vehicles purchased by the Company for which GE Capital has received title certificates and other requested documentation, depending upon whether an appraisal of such vehicles has been performed, in each case less reserves. The amount of availability based on vehicles amortizes on a straight line basis over a period of five to seven years. Under the revolving credit facility, the banks have the right to conduct an annual appraisal of the Company's vehicles. All cash receipts are forwarded to GE Capital on a daily basis to pay down the revolver balance, and all working capital and expenditure needs are funded through daily borrowings. As of December 31, 2002, approximately $35,352 was outstanding under the revolving credit facility (excluding letters of credit of $13,758) and an additional $6,700 was available for borrowing.

     Interest accrues on amounts borrowed under the revolving credit facility, at the Company's option, at either the Index Rate (as defined in the credit facility) plus an applicable margin or the reserve adjusted LIBOR Rate (as defined in the credit facility) plus an applicable margin. The effective interest rate under the GE Capital Credit Facility for the year ended December 31, 2002 was 8.1%. The rate is subject to adjustment based upon the performance of the Company, the occurrence of an event of default or certain other events.

     The obligations of the Company and its subsidiaries under the revolving credit facility are secured by a first priority security interest in the existing and after-acquired real and personal, tangible and intangible assets of the Company and its subsidiaries.

     The revolving credit facility requires the Company, among other things, to comply with certain financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum ratios of EBITDA to fixed charges and minimum levels of liquidity. The revolving credit facility also contains covenants requiring the Company, among other things and subject to specified exceptions, to (a) make certain prepayments against principal, (b) maintain specified cash management systems, (c) maintain specified insurance protection, (d) refrain from commercial transactions, management agreements, service agreements and borrowing transactions with certain related parties, (e) refrain from making payments of cash dividends and other distributions to equity holders, payments in respect of subordinated debt, payments of management fees to certain affiliates and redemption of capital stock, (f) refrain from mergers, acquisitions or sales of capital stock or a substantial portion of the assets of the Company or its subsidiaries, and (g) refrain from direct or indirect changes in control. The Company's inability to meet the financial or other covenants contained in the revolving credit facility, or decreases in the net orderly liquidation value of the Company's vehicles, could result in limitations on the Company's borrowing ability, which would negatively affect the Company's cash flow. The Company's ability to meet the financial covenants contained in the revolving credit facility is directly related to the Company's operating performance, and therefore could be affected by the factors relating to the Company's operations described above.

     The revolving credit facility also contains covenants requiring the Company, among other things and subject to specified exceptions, to (a) make certain prepayments against principal, (b) maintain specified cash management systems, (c) maintain specified insurance protection, (d) refrain from commercial transactions, management agreements, service agreements and borrowing transactions with certain related parties, (e) refrain from making payments of cash dividends and other distributions to equity holders, payments in respect of subordinated debt, payments of management fees to certain affiliates and redemption of capital stock, (f) refrain from mergers, acquisitions or sales of capital stock or a substantial portion of the assets of the Company or its subsidiaries, and (g) refrain from direct or indirect changes in control.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

     On February 14, 2002, the Company entered into an amendment to the revolving credit facility under which the banks waived certain financial covenant violations, waived a covenant violation with respect to the banks' consent to the ATI acquisition and provided for the addition of ATI as a borrower under the credit facility. The amendment reduced the minimum required levels of EBITDA and the minimum required ratios of EBITDA to fixed charges under the revolving credit facility. The amendment also reduced the minimum liquidity requirement for the period beginning February 15, 2002 and ending March 15, 2002. In addition, the amendment increased the maximum amount of annual operating lease payments the Company and its subsidiaries may make in fiscal years 2002 through 2004. In October 2002, the Company notified GE Capital that the Company had failed to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges covenants in the revolving credit facility for the nine months ended September 30, 2002. On November 13, 2002, the Company entered into an amendment to the credit facility under which the banks waived the financial covenant violations.

     In December 2002, the Company notified its banks that the Company would fail to meet the minimum level of EBITDA and minimum ratio of EBITDA to fixed charges covenants in the credit facility for the period ended December 31, 2002. Although, the Company intends to request a waiver of such violations from its bank group, there will be no assurance that such waiver will be granted. The failure by the Company to obtain a waiver would result in an immediate obligation to repay all amounts outstanding under the credit facility. In such event, it would be necessary for the Company to raise additional capital, through the issuance of debt or equity securities, refinancing of its bank debt or sale of assets, which may not be possible on satisfactory terms, or at all. If the banks were to accelerate repayment of amounts due under the credit facility, it would cause a default under the debentures issued to Charter URS, LLC ("Charterhouse"). In the event of a default under the debentures, Charterhouse could accelerate repayment of all amounts outstanding under the debentures, subject to the credit facility banks' priority. In such event, repayment of the debentures would be required only if the credit facility was paid in full or the banks under the credit facility granted their express written consent. If a waiver is granted, the Company may be required to enter into an amendment to the credit facility which contains more stringent conditions on the Company's borrowing capability or its activities or requires the Company to pay substantial fees to the banks.

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

     The Debentures are convertible into Common Stock at any time, at Charterhouse's option, at an initial exercise price of $150.00 per share, subject to adjustment as provided in the Amended and Restated Purchase Agreement entered into between the Company and Charterhouse (the "Amended Charterhouse Purchase Agreement"). Under the Amended Charterhouse Purchase Agreement, the Debentures are redeemable at par plus accrued interest under certain circumstances. The Debentures bear interest at a rate of 8% annually, payable in kind for the first five years following issuance, and thereafter either in kind or in cash, at the Company's discretion. As of December 31, 2002, $102,600 of Debentures were outstanding. For the years ended December 31, 2002, 2001 and 2000, the Company recorded $8,136, $7,592 and $7,643 in interest expense, closing fees and the amortization of deferred financing costs related to the Debentures, respectively.

     As discussed in Note 2, at December 31, 2002 the Company's outstanding indebtedness

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

associated with the Debentures is reflected as a current liability because of the Company's previously noted noncompliance with certain covenants associated with the revolving credit facility.

(9)  Leases

     The Company leases both facilities and equipment used in its operations and classifies those leases as either operating or capital leases following the provisions of SFAS No. 13, "Accounting for Leases". Concurrent with certain acquisitions, the Company entered into various noncancelable agreements with the former owners/shareholders of the companies acquired to lease facilities used in the acquired companies' operations. The terms of the Company's operating leases range from one to twenty years and certain lease agreements provide for price escalations. Rent expense incurred by the Company was $8,437, $8,425 and $9,067 for the years ended December 31, 2002, 2001, and 2000, respectively. Included within rent expense was $2,240, $2,485 and $2,720 for the years ended December 31, 2002, 2001 and 2000, respectively, that was paid to the former owners/shareholders.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2002 were as follows:

                                                                                     Operating Leases
                                                                           -------------------------------------
                                                           Capital lease
                   Year ending December 31,                 obligations     Related Party     Other      Total
                   ------------------------                -------------   --------------   ---------  ---------
         2003...........................................   $          93            1,556       4,106      5,662
         2004...........................................              57              499       3,400      3,899
         2005...........................................              41              357       2,498      2,855
         2006...........................................              --              263         872      1,135
         2007...........................................              --              118         323        441
         Thereafter.....................................              --            1,360           2      1,362
                                                           -------------   --------------   ---------  ---------
         Future minimum lease payments..................             191            4,153      11,201     15,354
         Less: imputed interest.........................             (35)  ==============   =========  =========
                                                           -------------
         Present value of minimum lease payments........   $         156
                                                           =============

(10) Income Taxes

     Income tax expense (benefit) at December 31, 2002, 2001 and 2000 consisted of the following:

                                                                        2002         2001         2000
                                                                     ----------   ----------   ----------
                Current:
                     Federal......................................   $       --           --         (113)
                     State........................................          171          298        1,254
                                                                     ----------   ----------   ----------
                                                                            171          298        1,141
                                                                     ----------   ----------   ----------
                Deferred:
                     Federal......................................           97       (3,128)         635
                     State........................................            8         (243)          70
                                                                     ----------   ----------   ----------
                                                                            105       (3,371)         705
                                                                     ----------   ----------   ----------
                                                                     $      276       (3,073)       1,846
                                                                     ==========   ==========   ==========

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

     The following table reconciles the expected tax benefit at the Federal statutory rate to the effective tax rate for the years ended December 31, 2002, 2001 and 2000:

                                                          2002                   2001                    2000
                                                   ------------------     ------------------      ------------------
                                                    Amount       %         Amount       %           Amount       %
                                                   --------   -------     --------    ------      ---------    -----
    Expected tax benefit at statutory rate.....    $(28,688)    (34.0)%   $ (5,690)    (34.0)%    $ (56,045)   (34.0)
    State taxes, net of federal benefit........         178       0.2           54       0.3          1,310      0.7
    Non-deductible goodwill....................           -         -          417       2.5            902      0.6
    Impairment of non-deductible goodwill......      13,687      16.2            -         -         38,914     23.6
    Net operating losses limited under
        IRC Section 382........................           -         -            -         -         13,473      8.2
    Valuation allowance........................      14,884      17.6        1,643       9.8          3,414      2.1
    Adjustment to opening deferred tax
      balance..................................          77       0.1          381       2.3              -        -
    Other......................................         138       0.2          122       0.7           (122)    (0.1)
                                                   --------   -------     --------    ------      ---------    -----
                                                   $    276       0.3%    $ (3,073)    (18.4)%    $  (1,846)    (1.1)%
                                                   ========   ========    ========    ======      =========    =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, 2002 and 2001:

                                                                                               2002           2001
                                                                                            ----------     ----------
     Deferred tax assets:
         Accounts receivable, due to allowance for doubtful accounts...................     $      350            582
         Non-deductible accruals.......................................................          2,382          1,426
         Intangible assets.............................................................             45             67
         Goodwill /acquisition costs...................................................         12,914          2,674
         Net operating loss carryforwards..............................................         21,282         15,087
         Other, net....................................................................            199            410
                                                                                            ----------     ----------
           Total gross deferred tax assets.............................................         37,172         20,246
           Less valuation allowance....................................................        (21,491)        (5,451)
                                                                                            ----------     ----------
                                                                                                15,681         14,795
     Deferred tax liabilities:
         Vehicles and equipment, due to differences in
          depreciation lives and methods...............................................        (14,777)       (13,640)
         Computer software, due to differences in amortization lives and methods.......           (989)          (989)
         Other taxable temporary differences, due to differences in basis of
          accounting for companies acquired............................................             --           (166)
                                                                                            ----------     ----------
           Total gross deferred tax liabilities........................................        (15,766)       (14,795)
                                                                                            ----------     ----------
           Net deferred tax liability..................................................     $      (85)            --
                                                                                            ==========     ==========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the two previous tax years to which tax loss carryback can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future income, taxable income in the carryback period and tax planning strategies in making this assessment. Management has recorded an increase in the valuation allowance with respect to the future tax benefits and the net operating loss reflected as a deferred tax asset in the amount of $16,040 and $1,771 during the years ended December 31, 2002 and 2001, respectively, due to the uncertainty of their ultimate realization.

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

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


     For the period July 20, 2000 through December 31, 2002 the Company has generated net operating loss carryforwards of $58,074. These carryforwards, if not used, will expire as follows:

                                  2020     $  19,013
                                  2021        22,105
                                  2022        16,956
                                           ---------
                                           $  58,074
                                           =========

(11)   Segment and Related Information

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

     The Transport segment provides transport services to a broad range of customers in the new and used vehicle markets. The Towing segment provides towing, impounding and storing, lien sales and auto auctions of abandoned vehicles. In addition, the Towing segment provides recovery and relocation services for heavy-duty commercial vehicles and construction equipment. Information regarding the company's operating segments is also described in note 1(a).

     Net revenue from one customer was in excess of 10% of the Company's consolidated net revenue for the years ended December 31, 2002, 2001 and 2000. Net revenue generated from this customer was $25,081 (10.1% of net revenue), $23,351 (10.3% of net revenue) and $27,817 (11.3% of net revenue) for the years ended December 31, 2002, 2001 and 2000, respectively, and is attributable to the Company's Transport segment.

     The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies, as outlined in note
1. Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income (loss) from operations. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) from operations for the years ended December 31, 2002, 2001 and 2000. Intersegment revenues and transfers are not significant.

     Summarized financial information for the years ended December 31, 2002, 2001 and 2000 concerning the Company's reportable segments is shown in the following table:

Year ended December 31, 2002


                                                                  Transport      Towing        Other      Total
                                                                  ---------    -----------     -----      -----
     Net revenue from external customers....................      $164,510       84,185           --     248,695
     Cost of revenue (including depreciation)...............       146,957       67,032           --     213,989
     Impairment charge......................................        11,915       16,690           --      28,605
     Loss from operations...................................        (9,777)     (10,293)      (9,281)    (29,351)
     Interest income........................................             8            2          111         121
     Interest expense.......................................             5           15       11,863      11,883
     Total assets...........................................        59,653       30,310        7,804      97,767
     Capital expenditures...................................         8,502        4,348          158      13,008
     Depreciation and amortization..........................         6,307        3,946        1,721      11,974

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

Year ended December 31, 2001


                                                                  Transport      Towing        Other      Total
                                                                  ---------    -----------     -----      -----
     Net revenue from external customers....................      $137,675       88,854          --      226,529
     Cost of revenue (including depreciation)...............       120,762       72,741          --      193,503
     Income (loss) from operations..........................         1,967        3,303     (10,436)      (5,166)
     Interest income........................................             3            1          36           40
     Interest expense.......................................            12            8      11,510       11,530
     Total assets...........................................        94,454       65,704      11,632      171,790
     Capital expenditures...................................         4,019        3,909         161        8,089
     Depreciation and amortization..........................         6,365        4,975       1,740       13,080

Year ended December 31, 2000


                                                                  Transport      Towing        Other      Total
                                                                  ---------    -----------     -----      -----
     Net revenue from external customers....................      $151,313       95,253          --      246,566
     Cost of revenue (including depreciation)...............       131,497       81,154          --      212,651
     Impairment charge......................................        81,151       48,304          --      129,455
     loss from operations...................................       (78,454)     (50,008)    (14,302)    (142,764)
     Interest income........................................            11            6         267          284
     Interest expense.......................................            32           20      14,182       14,234
     Total assets...........................................       102,125       66,548       9,720      178,393
     Capital expenditures...................................         6,139        1,611         100        7,850
     Depreciation and amortization..........................         7,637        5,594       1,537       14,768

     The following are reconciliations of the information used by the chief operating decision maker for the years ended December 31, 2002, 2001 and 2000 to the Company's consolidated totals:

                                                                                2002           2001        2000
                                                                             ---------      ---------    --------
     Reconciliation of income (loss) before income taxes:
          Total profit (loss) from reportable segments............           $ (20,069)       5,270      (128,462)
          Unallocated amounts:
             Interest income......................................                 121           40           284
             Interest expense.....................................             (11,883)     (11,530)      (14,234)
             Depreciation and amortization........................                (766)        (755)         (593)
             Other selling, general and administrative expenses...              (8,515)      (9,681)      (13,709)
             Other expense, net...................................                 103          (76)         (372)
                                                                             ---------      -------      --------
                 Loss before income taxes and cumulative effect of
                 change in accounting principle ..................           $ (41,009)     (16,732)     (157,086)
                                                                             =========      =======      ========
     Reconciliation of total assets:
          Total assets from reportable segments...................           $  89,963      160,158       168,673
          Unallocated amounts:
             Prepaid income taxes and other current assets........               2,912        3,779           473
             Vehicles and equipment, net..........................               1,667        2,657         3,424
             Deferred financing costs, net........................               3,408        4,800         5,570
             Other non-current assets.............................                  --          396           253
                                                                             ---------      -------      --------
                 Total assets....................................            $  97,950      171,790       178,393
                                                                             =========      =======      ========

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

(12) Commitments and Contingencies

(a)  Purchase Commitments

     As of December 31, 2002, the Company had entered into commitments to purchase 27 transport vehicles and 10 towing vehicles for approximately $4,681.

(b)  Employment Contracts

     During 2002, 2001 and 2000, the Company entered into certain employment agreements with members of senior management, as well as previous owners or key employees of companies acquired. Certain of these agreements represent noncancelable contracts whereby, if the individual is discharged, severance payments are required to be made throughout the remaining term of the agreement. The terms of these noncancelable agreements range through 2003.

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

     On October 17, 2001, David J. Floyd, the former owner of Falcon Towing and Auto Delivery, Inc. ("Falcon") one of the businesses acquired by the Company in connection with the Company's initial public offering, filed suit against the Company in the United States District Court, Northern District of New York. Mr. Floyd is a beneficial owner of greater than 5% of the Company's common stock. In his complaint, Mr. Floyd claims that the Company failed to pay earnout payments Mr. Floyd alleges are owed to him under the merger agreement entered into with respect to the Falcon acquisition. The complaint seeks unspecified damages. In November 2001, the Company filed an answer to the complaint, denying Mr. Floyd's claims. In February 2002, the case was transferred to the United States District Court, Southern District of New York. After close of discovery, Mr. Floyd has asserted that his damages as of November 2002 were $328,000. The Company intends to defend this action vigorously and does not expect the ultimate resolution of this matter to have a material effect on the Company's consolidated financial position or results of operations.

(d)  Employee Benefit Plans

     The Company maintains a 401(k) plan that enables eligible employees to defer a portion of their income through contributions to the plan. The Company contributed $87, $187 and $660 to the 401(k) plans during the years ended December 31, 2002, 2001 and 2000, respectively.

(13) Related Party Transactions

(a)  Earnout Payments

     The Company is obligated to make certain earnout payments to the former owners of the Founding Companies and one other acquired company. For each of the years 1998 through 2002, the Company is required to make an earnout payment to the former owners of each of these companies that achieves certain net revenue targets. Upon achievement of the net revenue target for a particular year, subsequent and equal payments will also be due for each year through 2002, provided that the actual net revenue for the respective subsequent year exceeds the actual net revenue for the year that the net revenue target was first achieved. Payments are to be made in shares of the Company's stock. Total payments shall not exceed the number of shares paid to the former owner at the date of

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

acquisition. At December 31, 2002, former owners of three founding companies have met their maximum payment amount. At December 31, 2002 and 2001, there was no liability related to these earnout arrangements.

(b)  Management Fee

     In connection with the KPS Transaction, the Company entered into a Management Services Agreement pursuant to which the Company is required to pay KPS a management fee of $250 per fiscal quarter payable within 30 days after the end of each fiscal quarter. At December 31, 2002 and 2001, the Company recorded a liability in due to related parties on the accompanying consolidated balance sheets in the amount of $2,000 and $1,000, respectively, representing unpaid management fees. For the years ended December 31, 2002, 2001 and 2000, selling, general and administrative expenses included $1,000, $1,000 and $446, respectively, related to management fees.

(c)  Employment and Consultant Agreements with Directors

     The Company entered into an employment agreement, in 1998, with a director pursuant to which the director served as a Vice President of the Company for a term of three years, with an annual base salary of $150. In 2001 the Company renewed this employment agreement for a period of one year. In May 2002, the Company entered into an agreement pursuant to which the director serves a senior advisor for a monthly rate of $1 cancelable on 30-day notice. The employment agreement also contains covenants not to compete with the Company for one year after the termination of the agreement.

 (d) Lease Agreements

     As described in note 9, concurrent with the acquisition of certain companies, the Company entered into various agreements with former owners to lease land and buildings used in the acquired companies' operations. In the opinion of management, these agreements were entered into at the fair market values of the property being leased.

(e)  Employee Lease Agreement

     During 2002, 2001 and 2000, the Company paid $15,244, $12,533 and $11,215, respectively, to Translesco, Inc. ("Translesco") in connection with an agreement whereby the Company leases employees from Translesco to provide services to one of the divisions within the Company's Transport segment. The President of the Company's Transport Division is the majority owner of Translesco. The Company will continue to lease employees from Translesco until such time as the Company determines otherwise.

(14) Financial Instruments

(a)  Fair Value

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

         Long-term Debt--The carrying amount of the Company's bank borrowings under its revolving credit facility approximate fair value because the interest rates are based on floating rates identified by reference to market rates. At December 31, 2002 and 2001, management estimates that the fair value of the convertible subordinated debentures approximated $96,192 and $89,067. This amount was estimated based upon rates currently available to the Company for indebtedness with similar terms and maturities.

         Letters of Credit--The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value and fair value of the letters of credit at December 31, 2002 and 2001 was $13,758 and $13,649, respectively.

(b)  Off-Balance Sheet Risk

     In the normal course of business, the Company is a party to letters of credit which are not reflected in the accompanying consolidated balance sheets. Such financial instruments are to be valued based on the amount of exposure under the instrument and the likelihood of performance being requested. No claims have been made against these letters of credit and management does not expect any material losses to result from these off-balance sheet instruments. At December 31, 2002 and 2001, the Company had letters of credit outstanding totaling $13,758 and $13,649, respectively.

(15) Quarterly Consolidated Financial Data (Unaudited)

     The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2002, 2001 and 2000:

                                                                        2002 quarterly period ended
                                                        ---------------------------------------------------------
                                                           March 31    June 30   September 30    December 31
                                                          ---------    -------   ------------    -----------
Net revenue........................................       $  61,109    64,455       62,899         60,233
Income (loss) from operations......................             525     1,278       (1,197)       (29,956)
Net loss...........................................         (46,057)   (1,538)      (4,636)       (32,421)
Basic and diluted loss per common share (a)........          (22.07)    (0.74)       (2.22)        (15.54)


                                                                        2001 quarterly period ended
                                                        ---------------------------------------------------------
                                                           March 31    June 30   September 30    December 31
                                                          ---------    -------   ------------    -----------
Net revenue........................................       $  58,868    57,870       55,923         53,868
Loss from operations...............................          (1,151)     (292)      (1,266)        (2,457)
Net loss...........................................          (4,134)   (3,388)      (2,886)        (3,251)
Basic and diluted loss per common share (a)........           (1.98)    (1.62)       (1.37)         (1.55)


                                                                        2000 quarterly period ended
                                                        ---------------------------------------------------------
                                                           March 31    June 30   September 30    December 31
                                                          ---------    -------   ------------    -----------
Net revenue........................................       $  65,463    62,717       61,346         57,040
Loss from operations...............................            (390) (129,294)      (1,989)       (11,091)
Net loss...........................................          (2,853) (140,494)      (7,425)        (8,160)
Basic and diluted loss per common share (a)........           (1.61)   (76.23)       (3.73)         (3.90)


(a) Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings (loss) per common share does not equal the total computed for the year as a result of the increase in outstanding common shares due to shares issued in conjunction with certain acquisitions as discussed.

                   UNITED ROAD SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

(16) Acquisition of Auction Transport, Inc.

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

     The net assets acquired, excluding contingent consideration relating to a five year service agreement and the assumption of $6,952 of future operating lease payments, totaled $1,293. In connection with the transaction, Manheim has provided revenue guarantees to the Company over the duration of the operating leases assumed by the Company. Included in net assets acquired is $1,000 to be paid to the Company by Manheim, $500 of which was paid at closing with the remaining $500 payable no later than December 31, 2003. This amount is included in prepaid expenses and other current assets on the accompanying December 31, 2002 consolidated balance sheet.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

        Current assets                               $ 1,194
        Property and equipment                           323
        Other long-term assets                           521
                                                     -------
           Total assets acquired                       2,038
                                                     -------
        Current liabilities                              713
        Other long-term liabilities                       32
                                                     -------
           Total liabilities assumed                     745
                                                     -------
           Net assets acquired                       $ 1,293
                                                     =======


     The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of ATI, had occurred as of January 1, 2002, after giving effect to certain adjustments including additional depreciation expense, facility rental expense, bonuses to former management, and related income tax effects. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had a single entity operated during such periods.

                                                            Year ended December 31, 2002
                                                            ----------------------------
                                                                    (Unaudited)

                                                         United Road      ATI
                                                        Services, Inc   Proforma     Total
                                                        -------------   --------     -----
Net revenue.....................................         $  226,529       42,462    268,991
                                                        ===========     ========    =======

Net loss........................................         $  (13,659)        (493)   (14,152)
                                                        ===========     ========    =======

Diluted loss per common share...................                                    $ (6.75)
                                                                                    =======

                                                                     SCHEDULE II

                           UNITED ROAD SERVICES, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


                                         Balance at     Charged to
                                        Beginning of     Costs and                             Balance at
                                           Period        Expenses     Other    Deductions     End of Period
                                           ------        --------     -----    ----------     -------------
Allowance for Doubtful Accounts:
     December 31, 2002..............    $1,580,609        674,608      --       1,306,023        949,194
     December 31, 2001..............     2,694,565        621,946      --       1,735,902      1,580,609
     December 31, 2000..............     2,800,703      2,882,252      --       2,988,390      2,694,565

Income Tax Valuation Allowance:
     December 31, 2002..............    $5,451,000     16,040,000      --              --     21,491,000
     December 31, 2001..............     3,680,400      1,770,600      --              --      5,451,000
     December 31, 2000..............            --      3,680,400      --              --      3,680,400